Form 10-Q
period 1996-03-31
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 1996-05-14
CIK 906785

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ____________________

                                   FORM 10-Q

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1996

                                       OR

     ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE PERIOD FROM           TO

            COMMISSION FILE NUMBER:  1934 ACT FILE NUMBER:  0-25968

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    54-1681657
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

          2345 CRYSTAL DRIVE
          CRYSTAL CITY, VA
        (Address of principal                                    22202
          executive offices)                                   (Zip Code)


       Registrant's telephone number including area code:  (703) 920-8500
                              ____________________

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                 CLASS A UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)
                              ____________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     As of May 10, 1996, there were 21,935,621 Units of Limited Partnership Interest of the Registrant issued and outstanding.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.

                                   FORM 10-Q


                                     INDEX

                                                                  Pages
                                                                  -----

PART I - FINANCIAL INFORMATION

     Item 1: Financial Statements

          Charles E. Smith Residential Realty L.P.
          Financial Statements as of March 31, 1996, and
          December 31, 1995, Filed as a Part of This Report

          Consolidated Balance Sheets                               3

          Consolidated Statements of Operations                     4

          Consolidated Statements of Partners' Deficit              5

          Consolidated Statements of Cash Flows                     6

          Notes to Consolidated Financial Statements                7

     Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     9


PART II - OTHER INFORMATION                                        17

SIGNATURES                                                         18


                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                          CONSOLIDATED BALANCE SHEETS

                            (DOLLARS IN THOUSANDS)


                                                             March 31, 1996   December 31, 1995
                                                             --------------   -----------------
                                                               (Unaudited)

                          ASSETS

Rental property, at predecessor cost,
  net of accumulated depreciation                             $     273,243      $      276,269
Rental property, acquired and developed, net of
  accumulated depreciation                                          155,395             138,221
Cash and cash equivalents                                             2,005               9,478
Tenants' security deposits                                            3,618               3,634
Escrow funds                                                          7,035               5,371
Investment in and advances to Property Service Businesses
  and other                                                          11,030               8,348
Deferred charges, net of accumulated amortization                    18,852              18,782
Other assets                                                         10,317               9,219
                                                              -------------      --------------
                                                              $     481,495      $      469,322
                                                              =============      ==============

              LIABILITIES AND EQUITY

Liabilities
  Mortgage loans                                              $     413,799      $      413,973
  Notes payable                                                      87,136              69,204
  Accounts payable and accrued expenses                              11,711              12,693
  Tenants' security deposits                                          3,618               3,634
  Due to related parties                                                227               1,441
                                                              -------------      --------------
   Total liabilities                                          $     516,491      $      500,945
                                                              -------------      --------------

 Commitments and Contingencies

 Partners' deficit
  21,935,621 and 21,913,562 units issued and outstanding
  at March 31, 1996 and December 31, 1995, respectively           (34,996)            (31,623)
                                                              -------------     ---------------
                                                              $     481,495     $       469,322
                                                              =============     ===============




       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                    CONSOLIDATED STATEN[ENTS OF OPERATIONS
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER UNIT AMOUNTS)




                                                            (Unaudited)
                                                        For the Three Months
                                                           Ended March 31,
                                                        ---------------------
                                                           1996       1995
                                                        ---------   ---------
                                                                    (Restated)
RENTAL PROPERTIES
 Revenues                                                $ 39,541     $34,102

 Expenses
  Operating                                                16,672      13,544
  Real estate taxes                                         2,442       2,028
  Depreciation and amortization                             4,392       3,930
                                                        ---------   ---------
   Total expenses                                          23,506      19,502
                                                        ---------   ---------
  Operating profit - rental properties                     16,035      14,600
                                                        ---------   ---------
PROPERTY SERVICE BUSINESSES
 Equity in income of Property Service Businesses            1,548         561
                                                        ---------   ---------
General & administrative expenses                            (745)       (653)
Interest income                                               269         308
Interest expense                                          (10,411)     (8,663)
                                                        ---------   ---------
Net income                                               $  6,696     $ 6,153
                                                        =========   =========
Net income per unit                                      $   0.31     $  0.29
                                                        =========   =========

        The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESEDENTIAL REALTY L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT




                                                                                            General       Limited
(Dollars in Thousands, Except for Per Unit Amounts)                                         Partner       Partners       Total
- - -----------------------------------------------------------------------------------------------------------------------------
Balance, June 29, 1994                                                                     $       -     $       -     $      -
  Contribution by Predecessors of assets, at historical cost, net of liabilities                   -      (244,208)    (244,208)
  Contribution by Charles E. Smith Residential Realty, Inc.                                    2,014       199,360      201,374
  Unit grants                                                                                     23         2,257        2,280
  Deferred compensation - unit grants                                                            (20)       (1,975)      (1,995)
  Net income                                                                                     152        15,089       15,241
  Distributions ($0.48 per unit)                                                                (102)      (10,110)     (10,212)
                                                                                           ---------    ----------   ----------
Balance, December 31, 1994                                                                     2,067       (39,587)     (37,520)
  Units exchanged for acquisitions                                                               155        15,336       15,491
  Amortization of deferred compensation - unit grants                                              6           564          570
  Net income                                                                                     311        30,742       31,053
  Distributions ($1.915 per unit)                                                               (412)      (40,805)     (41,217)
                                                                                           ---------    ----------   ----------
Balance, December 31, 1995                                                                     2,127       (33,750)     (31,623)
  Units exchanged for acquisitions                                                                 5           508          513
  Amortization of deferred compensation - unit grants                                              1           142          143
  Net income                                                                                      67         6,629        6,696
  Distributions ($0.49 per unit)                                                                (107)      (10,618)     (10,725)
                                                                                           ---------    ----------   ----------
Balance, March 31, 1996 (Unaudited)                                                        $   2,093    $  (37,089)  $  (34,996)
                                                                                           =========    ==========   ==========

Units issued and outstanding at March 31, 1996                                               211,810    21,723,811   21,935,621
                                                                                           =========    ==========   ==========
Units issued and outstanding at December 31, 1995                                            211,810    21,701,752   21,913,562
                                                                                           =========    ==========   ==========






        The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLEDATED STATEMENTS OF CASH FLOWS
                           (DOLLARS IN THOUSANDS)

                                                            (Unaudited)
                                                        For the Three Months
                                                           Ended March 31,
                                                        ----------------------
                                                           1996       1995
                                                        ----------- ----------
                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $     6,696   $  6,153
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                              5,164      4,698
   Increase in other assets                                     (98)      (580)
   Decrease in accounts payable and accrued expenses           (982)    (1,149)
                                                        ----------- ----------
    Net cash provided by operating activities                10,780      9,122
                                                        ----------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions and development of rental property            (17,131)    (3,981)
 Additions to rental property                                  (824)      (738)
 Decrease in related party payables:
   Property Service Businesses                                 (589)   (10,150)
   Predecessor                                                 (625)
 Increase in investment in and advances
   to Property Service Businesses and other                  (2,682)    (2,171)
 Other                                                       (3,435)
                                                        ----------- ----------
    Net cash used by investing activities                   (25,286)   (17,040)
                                                        ----------- ----------

CASH FLOWS FROM FINANCING ACTIVITES:
 Repayments of mortgage debt                                   (174)       (78)
 Lines of credit:
   Proceeds from draws                                       30,000      1,275
   Repayments                                               (13,100)         -
 Proceeds from construction loan                              1,032          -
 Distributions to unitholders                               (10,725)   (10,106)
                                                        ----------- ----------
     Net cash provided by (used in) financing activities      7,033     (8,909)
                                                        ----------- ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (7,473)   (16,827)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                9,478     18,350
                                                        ----------- ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $     2,005   $  1,523
                                                        =========== ==========
SUPPLEMENT AL INFORMATION:
  Cash paid during the period for interest              $     9,784   $  8,223
  Purchase of property in exchange for units                    513      6,342
  Capitalized interest                                            -        21O


        The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

   The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited and reflects all normal, recurring adjustments which management believes are necessary for a fair presentation of financial position as of March 31, 1996 and the results of operations for the interim periods ended March 31, 1996 and 1995. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Operating Partnership's Annual Report on Form 10-K. As discussed in the Form 10-K, 1995 results were restated to reflect a change in accounting for the Property Service Businesses from the cost to the equity method in compliance with the Emerging Issues Task Force consensus "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation". As a result, the Operating Partnership's net income for the three months ended March 31, 1995 decreased by $325,000. The change had no effect on Funds from Operations of the Operating Partnership.

   The Operating Partnership and its subsidiaries are engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily residential multifamily properties. As of March 31, 1996, the Operating Partnership owns 40 existing multifamily properties containing 14,460 apartment units, and owns and operates two free-standing community retail shopping centers, aggregating 436,000 square feet. Additionally, the Operating Partnership owns substantially all of the economic interest in entities which provide multifamily and retail property management, leasing and development services, interior construction and renovation, building engineering and technical services, and financial advisory services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its investment in the Property Service Businesses.

2. ACQUISITIONS

   In March, 1996, the Operating Partnership acquired 309 apartment units through the purchase of two properties in northern Virginia. A 262-unit garden-style community in Reston, Virginia was acquired for approximately $13.7 million in cash and 22,059 limited partnership units of the Operating Partnership valued at $0.5 million. A 47-unit community in Old Town, Alexandria was purchased for approximately $2.8 million in cash.

3. NEW ACCOUNTING PRONOUNCEMENTS

   On January 1, 1996, the Operating Partnership implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which provides guidance on the carrying value of long-lived assets. Implementation of the standard had no effect on the consolidated financial statements.

4. PER UNIT DATA

   Earnings per unit of the Operating Partnership for the three months ended March 31, 1996 and 1995 is computed based on 21,860,226 and 21,360,216 units, respectively, which represents the weighted average number of units outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three months ended March 31, 1996 and 1995 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships.


RENTAL PROPERTIES

  Revenues, expenses and operating income before interest and general/administrative expenses from the multifamily and retail properties for the three months ended March 31, 1996 and 1995 were as follows:

                                      Three Months Ended March 31,
                                     ------------------------------
                                        1996              1995
                                      --------          --------

(Dollars in Thousands)

Multifamily Properties - Core
    Revenues                          $ 32,735          $ 31,457
    Expenses                           (15,907)          (14,549)
                                      --------          --------

    Operating income before
     depreciation                     $ 16,828          $ 16,908
                                      ========          ========

Multifamily Properties -
  Acquisitions and development
    Revenues                          $  4,364          $    248
    Expenses                            (2,259)             (187)
                                      --------          --------

    Operating income before
     depreciation                     $  2,105          $    61
                                      ========          ========

Retail Properties
    Revenues                          $  2,442         $  2,397
    Expenses                              (948)            (836)
                                      --------         --------

    Operating income before
     depreciation                     $  1,494         $  1,561
                                      ========         ========

Total Rental Properties
    Revenues                          $ 39,541         $ 34,102
    Expenses                           (19,114)         (15,572)
                                      --------         --------

    Operating income before
     depreciation                     $ 20,427           18,530

    Depreciation and amortization       (4,392)        $ (3,930)
                                      --------         --------

    Operating income before interest
     and general/administrative
     expenses                         $ 16,035         $ 14,600
                                      ========         ========


PROPERTY SERVICE BUSINESSES

  The Operating Partnership's 99% interest in the revenues, expenses and operating income before depreciation and amortization from the various Property Service Businesses for the three months ended March 31, 1996 and 1995 were as follows:

                                                               Three Months Ended
                                                                    March 31,
                                                    ---------------------------------------
                                                          1996                 1995
                                                    ---------------       --------------

(Dollars in Thousands)

Multifamily and Retail Property
Management and Other
  Revenues                                           $  3,107             $  2,309
  Expenses/1/                                          (2,192)              (1,947)
                                                     --------             --------

  Operating income before depreciation
   and amortization                                  $    915             $    362
                                                     ========             ========

Interior Construction and Renovation
 Services
  Revenues                                           $  1,031             $  1,129
  Expenses/1/                                          (1,167)              (1,269)
                                                     --------             --------

  Operating loss before depreciation
   and amortization                                  $   (136)            $   (140)
                                                     ========             ========

Engineering and Technical Services
 (including reimbursed costs)
  Revenues                                           $  9,679             $ 10,026
  Expenses/1/                                          (9,026)              (9,273)
                                                     --------             --------

  Operating income before depreciation
   and amortization                                  $    653             $    753
                                                     ========             ========

Financing Services
  Revenues                                           $    669             $    235
  Expenses/1/                                            (287)                (324)
                                                     --------             --------

  Operating income (loss) before depreciation
   and amortization                                  $    382             $    (89)
                                                     ========             ========

Total Property Services
  Revenues                                           $ 14,486             $ 13,699
  Expenses/1/                                         (12,672)             (12,813)
                                                     --------             --------


  Operating income before depreciation
   and amortization                                  $  1,814             $    886
  Depreciation and amortization                          (266)                (325)
                                                     --------             --------

 Equity in income of Property Service Businesses     $  1,548             $    561
                                                     ========             ========

/1/ Includes general and administrative costs.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 TO THREE MONTHS ENDED MARCH 31, 1995.

  SUMMARY. Net income of the Operating Partnership increased $0.5 million, or 8.8%, from $6.2 million for the three months ended March 31, 1995 to $6.7 million for the three months ended March 31, 1996. Funds from Operations ("FFO") of the Operating Partnership increased $1.0 million, or 10%, from $10.1 million to $11.1 million, during the same period. The increase in both net income and FFO is attributable to increases in operating income from the residential properties, primarily the acquisition and development properties, and from the Property Service Businesses. These increases were partially offset by increases in interest expense and general and administrative expenses.

  Results for the quarter reflect the effect of several non-recurring events - higher operating expenses due to an abnormally severe winter, a contract termination fee related to the sale of a hotel managed by one of the Property Service Businesses, and a fee for reimbursement of previously expended repair and maintenance costs. Together, these events reduced FFO of the Operating Partnership by approximately $0.3 million, or 2.9%, for the three months ended March 31, 1996.

  The Washington, D.C. region experienced a combination of record cold temperatures and snowfall during the first quarter of 1996 which unfavorably impacted earnings by an estimated $1.1 million. This was primarily due to higher operating expenses for snow removal and utilities, particularly fuel consumption, at the residential properties. Partially offsetting the effects of the weather, however, was a contract termination fee of $0.6 million, net of tax, earned in connection with a related party's sale of a hotel managed by one of the Property Service Businesses. Also, the Operating Partnership recognized a $0.2 million fee for reimbursement of costs associated with ongoing rental property operations.


  RENTAL PROPERTIES. Revenue from rental properties increased $5.4 million, or 15.9%, from $34.1 million for the three months ended March 31, 1995 to $39.5 million for the three months ended March 31, 1996. The acquisition and development properties (defined as properties with less than one full calendar year of operation after stabilization and consisting of 1,998 apartment units, 309 of which were added during the first quarter) contributed $4.1 million to the rental revenue increase reflecting the acquisition/development of seven properties subsequent to the first quarter of 1995. Two properties purchased in 1994 totaling 627 apartment units were transferred into the core portfolio on January 1, 1996. Revenue from the core portfolio increased $1.3 million, or 4.1% for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 with average monthly revenue per apartment unit increasing to $876 from $841. Average occupancy for the core portfolio, typically lowest during the first quarter, was 97.1% for the three months ended March 31, 1996 compared to 96.9% for the comparable prior year quarter. Although the improvement in occupancy was fairly modest, it is significant in comparison to the prior year's softening demand experienced late in the first quarter and throughout the second quarter of 1995.


  PROPERTY SERVICE BUSINESSES. The Operating Partnership's 99% equity in the earnings of the Property Service Businesses increased from $0.6 million during the first quarter of 1995 to $1.5 million for the first quarter of 1996 as operating income before interest and depreciation from the Property Service Businesses increased $.9 million, or 100%, from $.9 million to $1.8 million. The Operating Partnership uses the equity method of accounting for investments in the Property Service Businesses.

  The increase in revenue and operating income before depreciation and amortization for Multifamily and Retail Property Management results primarily from the impact of the non-recurring fee related to the termination of a management agreement with a hotel owned by a related party. The hotel was sold during the first quarter of 1996.

  Operating income from Engineering and Technical Services decreased $.1 million, or 13.3%, due to a decrease in revenue of $.3 million, or 3.5%. The decrease was primarily attributable to the adverse weather experienced during the first quarter as well as a decrease in HVAC projects as compared to the prior year quarter.

  Revenue from Financing Services increased $.4 million due to the acceleration of a refinancing which was expected to occur in the second quarter of 1996, and a refinancing fee earned in connection with the termination of a management agreement with a hotel owned by a related party which was sold during the first quarter. Approximately $51 million of refinancings were closed in the first quarter of 1996 compared to $20 million during the comparable quarter in the prior year.

  The operating loss from Interior Construction and Renovation, which typically incurs losses in the first quarter, improved slightly during the three months ended March 31, 1996 compared to the three months ended March 31, 1995 despite a $0.1 million decrease in operating revenues. Although revenues decreased due primarily to the delay of several projects with affiliated partnerships, the decreases were offset by decreased operating expenses.


  OTHER. General and administrative expenses increased $.09 million, or 14.1%, due primarily to legal and other costs incurred in connection with the Operating Partnership's ongoing acquisition and development efforts. Interest expense increased $1.7 million, or 20%, due to additional borrowings under the line of credit for completed acquisitions and development.

  FUNDS FROM OPERATIONS. Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance of an equity REIT. In prior years, the Operating Partnership computed FFO as net income (in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, plus depreciation and amortization of assets, including depreciation of non-real estate assets and amortization of deferred financing costs. In 1996, the Operating Partnership has revised its definition of FFO to exclude depreciation of non-real estate assets and amortization of deferred financing costs in accordance with the revised definition adopted by the National Association of Real Estate Investment Trusts. Prior year FFO has been restated to conform to the revised definition. The Operating Partnership believes that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the financial statements and notes thereto included elsewhere in this report. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance, or as an alternative to cash flow from operations as a measure of liquidity or ability to pay dividends.

  Funds from Operations for the three months ended March 31, 1996 and 1995 are computed as follows:

                                     Three Months Ended
                                           March 31,
                                   ----------------------
                                      1996         1995
                                   ---------    ---------

(Dollars in Thousands)
- - -------------------------------

Net Income                           6,696       $ 6,153

Depreciation of Real Property        4,392         3,930
                                   -------       -------

Funds from Operations              $11,088       $10,083
                                   =======       =======



LIQUIDITY AND CAPITAL RESOURCES

  SUMMARY. The Operating Partnership's primary sources of liquidity are cash flows from operating activities and proceeds from lines of credit and construction loans. Secondary sources of liquidity include proceeds from mortgage debt. A summary of the sources of liquidity follows:

                                         Three Months Ended
                                              March 31,
                                         -------------------
(Dollars in Thousands)                       1996      1995
- - ---------------------------------------    -------    ------
    Cash from operating activities         $10,780    $9,122
    Proceeds from lines of credit and
     construction loans, net                17,932     1,275


  The primary uses of liquidity are (i) property operating expenses, general and administrative expenses and interest expense, (ii) acquisition and development of rental property, (iii) distributions, (iv) capital improvements, and (v) payment on mortgage debt. A summary of the uses of liquidity are as follows:

                                          Three Months Ended
                                               March 31
                                         --------------------

(Dollars in Thousands)                     1995        1996
- - ---------------------------------------  --------   ---------
  Acquisition and development of
   rental properties                     $17,131      $3,981
  Distributions                           10,725      10,106
  Capital improvements                       824         738
  Principal payments on mortgage debt        174          78


  In March 1996, the Operating Partnership acquired two apartment properties in northern Virginia totaling 309 units, including a 262-unit garden apartment complex in Reston and a 47-unit community in Old Town Alexandria. These properties bring the Operating Partnership's total acquisitions to nine properties with over 2,300 units acquired since its initial public offering in mid-1994. The Reston property was acquired for approximately $13.7 million cash, and an exchange of 22,059 Operating Partnership Units valued at $0.5 million. The Old Town property was acquired for approximately $2.8 million cash. The acquisitions were funded through borrowings of $16.9 million against the Operating Partnership's lines of credit.


DEBT

  As of March 31, 1996, the Operating Partnership had mortgage indebtedness and borrowings under the lines of credit and construction loan as follows:

                                        Dollars in   % of
                                        Thousands   Total
                                        ----------  ------

    Long-term mortgage debt
    (maturities greater than 1 year)
      Fixed rate                         $365,367   72.9%
      Variable rate                        17,377    3.5%
    Short-term mortgage debt
    (maturities less than 1 year)
      Fixed rate                           31,055    6.2%
      Variable rate                             -      -
    $100M Acquisition Line of Credit       39,450    7.9%
    $83M Acquisition Line of Credit        30,000    6.0%
    Construction loan                      17,686    3.5%
                                          -------   -----
      Total Debt                         $500,935    100%
                                         ========   =====


  As of March 31, 1996, the Operating Partnership's Debt to Total Market Capitalization Ratio was 49%, based on 21,935,621 units outstanding at a price of $23.75. The Operating Partnership's Debt Coverage Ratio for the three months ended March 31, 1996 was 2.24:1.


DISTRIBUTIONS

  During the three months ended March 31, 1996, the Operating Partnership paid distributions of $10.7 million, or $.49 per unit representing an annual rate of $1.96 per unit.


OTHER

  For the three months ended March 31, 1996, total capital improvements were $0.8 million, of which $0.7 million, or $56 per apartment unit, was for the core portfolio.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

     Regarding the suit filed against Smith Realty Company on November 8, 1995, alleging sexual harassment and employment discrimination based on sexual preference pursuant to Title VII of the Civil Rights Act of 1964, the company's motion for partial summary judgement was granted, resulting in a dismissal of the claim alleging the intentional infliction of emotional distress. Discovery has been completed on the remaining alegations, but no trial date has been set. The Company reaffirms its belief that an adverse outcome in the remaining litigation would not have a material adverse impact on the Company's financial condition or results of operations.


ITEM 2.  CHANGES IN SECURITIES.

     None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None


ITEM 5.  OTHER INFORMATION.

     None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

          None

     (b) Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CHARLES E. SMITH RESIDENTIAL REALTY L.P.


                                By:  Charles E. Smith Residential Realty
                                     Inc., its General Partner



Date:  May 10, 1996             By:  /s/ Anthony J. LoPinto
                                  -----------------------
                                  Anthony J. LoPinto
                                  Executive Vice President, Chief
                                  Financial Officer and Treasurer of
                                  Charles E. Smith Residential Realty,
                                  Inc. (on behalf of the Registrant and
                                  as Principal Financial Officer)