Form 10-Q
period 1996-06-30
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 1996-08-14
CIK 906785

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

  X             Quarterly Report Pursuant to Section 13 or 15(d)
- ----                of the Securities Exchange Act of 1934
                      For the quarter ended June 30, 1996

                                      or

- ----            Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                       For the period from           to

            Commission File Number:  1934 Act File Number:  0-25968

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
             (Exact name of registrant as specified in its charter)

             Delaware                                   54-1681657
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


        2345 Crystal Drive
         Crystal City, VA                                  22202
       (Address of principal                             (Zip Code)
         executive offices)

       Registrant's telephone number including area code:  (703) 920-8500

                              --------------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                 Class A Units of Limited Partnership Interest
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               --      --

     As of August 8, 1996, there were 22,014,421 Units of Limited Partnership Interest of the Registrant issued and outstanding.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.

                                   FORM 10-Q

                                     INDEX

PART I - FINANCIAL INFORMATION                                   Pages
                                                                 -----
     Item 1: Financial Statements

             Charles E. Smith Residential Realty L.P.
             Financial Statements as of June 30, 1996, and
             December 31, 1995, Filed as a Part of This Report

             Consolidated Balance Sheets                             3

             Consolidated Statements of Operations                   4

             Consolidated Statements of Partners' Deficit            5

             Consolidated Statements of Cash Flows                   6

             Notes to Consolidated Financial Statements              7

     Item 2: Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     9


PART II - OTHER INFORMATION                                          20

SIGNATURES                                                           22


                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                  June 30, 1996     December 31, 1995
                                                                  --------------    -----------------
                                                                   (Unaudited)
           ASSETS
 Rental property, at predecessor cost, net                       $       270,429    $      276,269
 Rental property, acquired and developed, net                            155,376           138,221
 Cash and cash equivalents                                                 4,084             9,478
 Tenants' security deposits                                                3,613             3,634
 Escrow funds                                                              7,021             5,371
 Investment in and advances to Property Service Businesses
      and other                                                           11,439             8,348
 Deferred charges, net                                                    18,494            18,782
 Other assets                                                              9,543             9,219
                                                                  --------------     -------------
                                                                 $       479,999    $      469,322
                                                                  ==============     =============
           LIABILITIES AND EQUITY
 Liabilities
      Mortgage loans                                             $       413,621    $      413,973
      Notes payable                                                       87,136            69,204
      Accounts payable and accrued expenses                               12,672            12,693
      Tenants' security deposits                                           3,613             3,634
      Due to related parties                                                 255             1,441
                                                                  --------------     -------------
           Total liabilities                                             517,297           500,945
                                                                  --------------     -------------
 Commitments and Contingencies

 Partners' deficit
      21,935,621 and 21,913,562 units issued and outstanding
      at June 30, 1996 and December 31, 1995, respectively               (37,298)          (31,623)
                                                                  --------------     -------------

                                                                 $       479,999    $      469,322
                                                                  ==============     =============

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (Unaudited - Dollars in Thousands, Except for Per Unit Amounts)

                                                          For the Three Months       For the Six Months
                                                             Ended June 30,            Ended June 30,
                                                        -----------------------    -----------------------
                                                            1996        1995          1996        1995
                                                        ----------   ----------    ----------   ----------
                                                                     (Restated)                 (Restated)
RENTAL PROPERTIES
  Revenues                                              $   40,571   $   34,743    $   80,112   $   68,845

  Expenses
     Operating                                              15,557       13,464        32,229       27,008
     Real estate taxes                                       2,665        2,098         5,107        4,126
     Depreciation and amortization                           4,336        3,918         8,728        7,848
                                                         ---------    ---------     ---------    ---------
         Total expenses                                     22,558       19,480        46,064       38,982
                                                         ---------    ---------     ---------    ---------

     Operating profit - rental properties                   18,013       15,263        34,048       29,863
                                                         ---------    ---------     ---------    ---------
PROPERTY SERVICE BUSINESSES
  Equity in income of Property Service Businesses            1,444        1,586         2,992        2,147
                                                         ---------    ---------     ---------    ---------

General & administrative expenses                             (795)        (770)       (1,540)      (1,423)
Interest income                                                265          326           534          634
Interest expense                                           (10,631)      (8,958)      (21,042)     (17,621)
                                                         ---------    ---------     ---------    ---------

Net income                                              $    8,296   $    7,447    $   14,992   $   13,600
                                                         =========    =========     =========    =========

Net income per unit                                     $     0.38   $     0.35    $     0.69   $     0.64
                                                         =========    =========     =========    =========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT


                                                                                       General          Limited
 (Dollars in Thousands, Except for Per Unit Amounts)                                   Partner          Partners        Total
- ---------------------------------------------------------------------------------------------------------------------------------
 Balance, June 29, 1994                                                            $           -   $           -   $           -
   Contribution by Predecessors of assets, at historical cost, net of liabilities              -        (244,208)       (244,208)
   Contribution by Charles E. Smith Residential Realty, Inc.                               2,014         199,360         201,374
   Unit grants                                                                                23           2,257           2,280
   Deferred compensation - unit grants                                                       (20)         (1,975)         (1,995)
   Net income                                                                                152          15,089          15,241
   Distributions ($0.48 per unit)                                                           (102)        (10,110)        (10,212)
                                                                                    ------------    ------------    ------------
 Balance, December 31, 1994                                                                2,067         (39,587)        (37,520)
   Units exchanged for acquisitions                                                          155          15,336          15,491
   Amortization of deferred compensation - unit grants                                         6             564             570
   Net income                                                                                311          30,742          31,053
   Distributions ($1.915 per unit)                                                          (412)        (40,805)        (41,217)
                                                                                    ------------    ------------    ------------
 Balance, December 31, 1995                                                                2,127         (33,750)        (31,623)
   Units exchanged for acquisitions                                                            5             508             513
   Amortization of deferred compensation - unit grants                                         3             282             285
   Net income                                                                                150          14,842          14,992
   Distributions ($0.98 per unit)                                                           (215)        (21,250)        (21,465)
                                                                                    ------------    ------------    ------------
 Balance, June 30, 1996 (Unaudited)                                                $       2,070   $     (39,368)  $     (37,298)
                                                                                    ============    ============    ============


 Units issued and outstanding at June 30, 1996                                           211,810      21,723,811      21,935,621
                                                                                    ============    ============    ============
 Units issued and outstanding at December 31, 1995                                       211,810      21,701,752      21,913,562
                                                                                    ============    ============    ============

         The accompanying notes are integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                               (Unaudited)
                                                                            For the Six Months
                                                                              Ended June 30,
                                                                        ---------------------------
                                                                           1996             1995
                                                                        ----------       ----------
                                                                                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                            $   14,992       $    13,600
 Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                                          10,289            9,454
     Increase in other assets                                                  676              150
     (Decrease) increase in accounts payable and accrued expenses              (21)             743
                                                                        ----------       ----------
         Net cash provided by operating activities                          25,936           23,947
                                                                        ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions and development of rental property                           (17,144)         (13,616)
 Additions to rental property                                               (2,248)          (2,636)
 Decrease in related party payables:
     Property Service Businesses                                              (886)         (10,455)
     Predecessor                                                              (300)
 Increase in investment in and advances
     to Property Service Businesses and other                               (3,091)            (208)
 Other                                                                      (3,776)            (446)
                                                                        ----------       ----------
     Net cash used in investing activities                                 (27,445)         (27,361)
                                                                        ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITES:
 Repayments of mortgage debt                                                  (352)            (159)
 Lines of credit:
     Proceeds from draws                                                    30,000           14,725
     Repayments                                                            (13,100)          (7,000)
 Proceeds from construction loans                                            1,032           11,358
 Distributions to unitholders                                              (21,465)         (20,290)
                                                                        ----------       ----------
     Net cash used in financing activities                                  (3,885)          (1,366)
                                                                        ----------       ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (5,394)          (4,780)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               9,478           18,350
                                                                        ----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     4,084      $    13,570
                                                                        ==========       ==========
SUPPLEMENTAL INFORMATION:
 Cash paid during the period for interest                              $    19,764      $    16,636
 Purchase of property in exchange for units                                    513           13,727
 Capitalized interest                                                            -              471

       The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.     BASIS OF PRESENTATION

     The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and
its subsidiary financing partnerships.   All significant intercompany balances
and transactions have been eliminated. The financial information furnished is unaudited and reflects all normal, recurring adjustments which management believes are necessary for a fair presentation of financial position as of June 30, 1996 and the results of operations for the interim periods ended June 30, 1996 and 1995. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Operating Partnership's Annual Report on Form 10-K. As discussed in the Form 10-K, 1995 results were restated to reflect a change in accounting for the Property Service Businesses from the cost to the equity method in compliance with the Emerging Issues Task Force consensus "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation". As a result, the Operating Partnership's net income for the three and six months ended June 30, 1995 decreased by $335,000 and $660,000, respectively. The change had no effect on Funds from Operations of the Operating Partnership.

     The Operating Partnership and its subsidiaries are engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily residential multifamily properties. As of June 30, 1996, the Operating Partnership owns 40 existing multifamily properties containing 14,460 apartment units, and owns and operates two free-standing community retail shopping centers, aggregating 436,000 square feet. Additionally, the Operating Partnership owns substantially all of the economic interest in entities which provide multifamily and retail property management, leasing and development services, interior construction and renovation, building engineering and technical services, and financial advisory services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its investment in the Property Service Businesses.


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


4.  PER UNIT DATA

     Earnings per unit of the Operating Partnership for the three and six months ended June 30, 1996 is computed based on 21,883,760 and 21,871,981 units, respectively, which represents the weighted average number of units outstanding during the period.


5.  SUBSEQUENT EVENTS

     Subsequent to June 30, 1996, the Operating Partnership acquired two properties totaling 740 apartment units. A 625-unit highrise community in Washington, D.C. was acquired on July 30, 1996 for approximately $42 million in cash. On August 2, 1996, a 115-unit apartment community located in Washington, D.C. was acquired for $5.2 million, based on assumed debt of $3.3 million and an exchange of approximately 78,800 Operating Partnership units valued at $24 per unit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and six months ended June 30, 1996 and 1995 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships.


FORWARD-LOOKING STATEMENTS

     When used throughout this report, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forwarding-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions, particularly with regard to the levels of multifamily property occupancy and rental growth in the Washington, D.C. metropolitan area; the registrant's ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the acceptance of the registrant's financing plans by the capital markets, and the effect of prevailing market interest rates; and other risks described from time to time in the registrant's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The registrant undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


RENTAL PROPERTIES

     Revenues, expenses and operating income before interest and general/administrative expenses from the multifamily and retail properties for the three and six months ended June 30, 1996 and 1995 were as follows:


                                   Three Months Ended June 30,        Six Months Ended June 30,
                                   ---------------------------        -------------------------
                                      1996             1995              1996            1995
                                      ----             ----              ----            ----

(Dollars in Thousands)

Multifamily Properties - Core
  Revenues                          $ 32,843         $ 31,667          $ 65,578        $ 63,124
  Expenses                           (14,770)         (14,081)          (30,677)        (28,630)
                                    --------         --------          --------        --------
  Operating income before
  depreciation and amortization     $ 18,073         $ 17,586          $ 34,901        $ 34,494
                                    ========         ========          ========        ========

Multifamily Properties -
 Acquisitions and development
  Revenues                          $  5,244         $    620          $  9,608        $    868
  Expenses                            (2,519)            (527)           (4,778)           (714)
                                    --------         --------          --------        --------

  Operating income before
  depreciation and amortization     $  2,725         $     93          $  4,830        $    154
                                    ========         ========          ========        ========

Retail Properties
  Revenues                          $  2,484         $  2,456          $  4,926        $  4,853
  Expenses                              (933)            (954)           (1,881)         (1,790)
                                    --------         --------          --------        --------
  Operating income before
  depreciation and amortization     $  1,551         $  1,502          $  3,045        $  3,063
                                    ========         ========          ========        ========

Total Rental Properties
  Revenues                          $ 40,571         $ 34,743          $ 80,112        $ 68,845
  Expenses                           (18,222)         (15,562)          (37,336)        (31,134)
                                    --------         --------          --------        --------

  Operating income before
  depreciation and amortization       22,349           19,181            42,776          37,711

  Depreciation and amortization       (4,336)          (3,918)           (8,728)         (7,848)
                                    --------         --------          --------        --------

  Operating income before interest
  and general/administrative
  expenses                          $ 18,013         $ 15,263          $ 34,048        $ 29,863
                                    ========         ========          ========        ========



PROPERTY SERVICE BUSINESSES

          The Operating Partnership's 99% interest in the revenues, expenses and operating income before depreciation and amortization from the various Property Service Businesses for the three and six months ended June 30, 1996 and 1995 were as follows:


                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                 ---------------------------        -------------------------
                                                   1996              1995             1996             1995
                                                   ----              ----             ----             ----
(Dollars in Thousands)

Multifamily and Retail Property
Management and Other
  Revenues                                      $  2,688           $  2,347         $  5,795         $  4,656
  Expenses/1/                                     (2,303)            (1,886)          (4,495)          (3,833)
                                                --------           --------         --------         --------

  Operating income before
  depreciation and amortization                 $    385           $    461         $  1,300         $    823
                                                ========           ========         ========         ========

Interior Construction and Renovation
Services
  Revenues                                      $  1,264           $  1,404         $  2,295         $  2,533
  Expenses/1/                                     (1,184)            (1,201)          (2,351)          (2,470)
                                                --------           --------         --------         --------

  Operating income (loss) before
  depreciation and amortization                 $     80           $    203           $  (56)        $     63
                                                ========           ========         ========         ========

Engineering and Technical Services
  (including reimbursed costs)
  Revenues                                      $ 10,500           $  9,571         $ 20,179         $ 19,597
  Expenses/1/                                     (9,648)            (8,753)         (18,674)         (18,026)
                                                --------           --------         --------         --------

  Operating income before
  depreciation and amortization                 $    852           $    818         $  1,505         $  1,571
                                                ========           ========         ========         ========

Financing Services
  Revenues                                      $    720           $    805         $  1,389         $  1,040
  Expenses/1/                                       (299)              (366)            (586)            (690)
                                                --------           --------         --------         --------

  Operating income before
  depreciation and amortization                 $    421           $    439         $    803         $    350
                                                ========           ========         ========         ========

Total Property Services
  Revenues                                      $ 15,172           $ 14,127         $ 29,658         $ 27,826
  Expenses/1/                                    (13,434)           (12,206)         (26,106)         (25,019)
                                                --------           --------         --------         --------

  Operating income before
  depreciation and amortization                    1,738              1,921            3,552            2,807
  Depreciation and amortization                     (294)              (335)            (560)            (660)
                                                --------           --------         --------         --------

  Equity in income of Property
  Service Businesses                            $  1,444           $  1,586         $  2,992         $  2,147
                                                ========           ========         ========         ========

/1/ Includes general and administrative costs.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1996 to Three Months Ended June 30, 1995.

          Summary. Net income of the Operating Partnership increased $0.9 million, or 11.4%, from $7.4 million for the three months ended June 30, 1995 to $8.3 million for the three months ended June 30, 1996. Funds from Operations ("FFO") of the Operating Partnership increased $1.3 million, or 11.1%, from $11.3 million to $12.6 million, during the same period. FFO of the Operating Partnership increased 19%, from $4.8 million to $5.7 million during the same period. The increases in both net income and FFO are attributable to increases in operating income from the residential properties, primarily the acquisition and development properties. These increases were partially offset by increased interest expense and a decrease in Property Service Business income.

          Rental Properties. Revenue from rental properties increased $5.9 million, or 16.8%, from $34.7 million for the three months ended June 30, 1995 to $40.6 million for the three months ended June 30, 1996. The eight acquisition and development properties (defined as properties with less than one full calendar year of operations after stabilization and consisting of 1,998 apartment units, 309 of which were added during the first quarter of 1996) contributed nearly 80%, or $4.6 million, of the rental revenue increase. This reflects the acquisition/development of five properties (1,195 units) subsequent to the second quarter of 1995.

          Revenue from the core portfolio increased $1.2 million, or 3.7%, for the three months ended June 30, 1996 compared to the prior year period with average monthly revenue per apartment unit increasing from $847 to $878 per unit. The balance of the increase in revenue is due primarily to higher market rents and significantly improved vacancy over the prior year quarter. Average economic occupancy for the core portfolio was 97.4% for the three months ended June 30, 1996 compared to 96.5% for the comparable prior year quarter. The increase in occupancy reflects enhanced and targeted marketing and advertising programs implemented by management during the second quarter of 1995 in response to softening demand at that time in certain submarkets of Virginia and Washington, D.C.

          Retail revenues during the three months ended June 30, 1996 increased slightly (1.1%) compared to the three months ended June 30, 1995 reflecting no significant changes in occupancy or rental rates for the retail portfolio.

          Expenses from rental operations increased $2.6 million, or 17.1%, from $15.6 million during the three months ended June 30, 1995 to $18.2 million during the three months ended June 30, 1996 due primarily to the larger acquisition and development portfolio which contributed $1.8 million, or 73%, of the increase. Expenses for the core portfolio increased $.7 million, or 4.9%, during the second quarter compared to the prior year due in part to higher real estate taxes in the Virginia submarkets. The 1996 real estate tax assessments on Virginia properties, which constitute the majority of the portfolio, averaged 5.5% higher than 1995 assessments while local property tax rates for Arlington and Fairfax counties increased by 2.1% and 5.9%, respectively. The Operating Partnership also incurred additional expenses related to higher than expected repair and maintenance costs for pools and grounds due to an unseasonably cold winter season.

          Property Service Businesses. The Operating Partnership's 99% equity in the earnings of the Property Service Businesses decreased from $1.6 million during the second quarter of 1995 to $1.4 million for the second quarter of 1996 as operating income before depreciation and amortization from the Property Service Businesses decreased $.2 million, or 9.5%, from $1.9 million to $1.7 million. The decrease was primarily due to lower revenue and margins on work performed by the Interior Construction and Renovation group as well as increased expenses for Multifamily and Retail Property Management. The Operating Partnership uses the equity method of accounting for investments in the Property Service Businesses.

          During the three months ended June 30, 1996, Interior Construction and Renovation Services revenue decreased $0.1 million, or 10%, compared to the prior year quarter due to a combination of a shift in the timing of several large renovation projects for affiliated partnerships owning office buildings to the third and fourth quarters, and an increase in third party construction management services which carry lower margins. Third party revenue increased from $0.2 million during the three months ended June 30, 1995 to $0.3 million during the three months ended June 30, 1996.

          Revenues for Multifamily and Retail Property Management increased $0.3 million, or 14.5%, during the second quarter of 1996 as compared to the comparable prior year quarter due primarily to additional management fees earned from an additional third party management contract and on the Operating Partnership's residential portfolio. Expenses increased primarily due to additional staffing needs related to the expanded portfolio and the associated support costs.

          Engineering and Technical Services revenue increased $.9 million, or 9.7%, during the second quarter with a resulting increase of 10.2% in operating expenses and 4.2% in operating income. Both the higher revenues and costs were attributable primarily to four new third party contracts for operation of HVAC systems, as well as several large HVAC repair and replacement projects for affiliated partnerships.

          Revenue for Financing Services decreased $0.1 million, or 10%, due to the acceleration of a refinancing in the first quarter of 1996 rather than the second quarter. The impact, however, was mitigated by a decrease in operating expenses. Approximately $74.1 million of refinancings were closed in the second quarter of 1996 compared to $78.2 million during the comparable quarter in the prior year.

          Other. General and administrative expenses increased 3.2%, due primarily to legal and other costs incurred in connection with the Operating Partnership's ongoing acquisition and development efforts. Interest expense increased $1.7 million, or 18.7%, due to additional borrowings under the line of credit for completed acquisitions and development. Amounts outstanding under lines of credit averaged $69,450 for the three months ended June 30, 1996 compared to $29,013 for the three months ended June 30, 1995.

Comparison of Six Months Ended June 30, 1996 to Six Months Ended June 30, 1995

          Summary. Net income of the Operating Partnership increased $1.4 million, or 10.2%, from $13.6 million for the six months ended June 30, 1995, to $15.0 million for the six months ended June 30, 1996. FFO increased $2.3 million, or 10.6%, during the same period. The increase in both net income and FFO results from increases in operating income from the rental properties, primarily the acquisitions and development properties as well as increased income from the Property Service Businesses. Such increases were partially offset by increases in interest expense and general and administrative expenses.

          Rental Properties. Revenue from rental properties increased $11.3 million, or 16.4%, from $68.8 million for the six months ended June 30, 1995, to $80.1 million for the six months ended June 30, 1996. The eight acquisition and development properties (consisting of 1,998 units), contributed $8.7 million, or 78%, of the rental property revenue increase. Two properties purchased in 1994 totaling 627 apartment units were transferred into the core portfolio on January 1, 1996. Average monthly revenue per apartment unit of the core portfolio increased 3.9% from $844 per month for the six months ended June 30, 1995, to $877 per month for the six months ended June 30, 1996 due to market rent increases and improved occupancy. Average economic occupancy was 97.2% for the six months ended June 30, 1996 versus 96.7% for the six months ended June 30,
1995.   In addition, the Operating Partnership recognized a $0.2 million fee during the first quarter of 1996 for reimbursement of costs associated with ongoing rental property operations. Together, these factors resulted in a $2.5 million, or 3.9%, increase in revenue from the core properties for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

          Retail revenues increased slightly (1.5%) with no significant changes in occupancy or rental rates.

          Expenses from rental operations increased $6.2 million, or 19.9%, from $31.1 million for the six months ended June 30, 1995, to $37.3 million for the six months ended June 30, 1996. The increases resulted primarily from the acquisition/development of 1,826 units (subsequent to the first quarter of 1995) which added $4.1 million to operating expenses compared to the prior year period. The increase of $2.0 million in operating expenses for the core portfolio was primarily due to the record cold temperatures and snowfall experienced in the Washington, D.C. region during the first quarter of 1996. This was primarily due to higher operating expenses for snow removal and utilities, particularly fuel consumption, at the residential properties. In addition, depreciation increased $0.9 million due to the acquisition of the 1,826 units.

          Property Service Businesses. The Operating Partnership's 99% equity in the earnings of the Property Service Businesses increased $0.8 million, or 39.4%, during the six months ended June 30, 1996 compared to the six months ended June 30, 1995. Operating income before depreciation and amortization increased $0.7 million, or 26.5%, from $2.8 million for the six months ended June 30, 1995, to $3.6 million for the six months ended June 30, 1996.

          The increase in revenue and operating income for Multifamily and Retail Property Management results primarily from the impact of a non-recurring fee of $0.6 million related to the termination of a management agreement with a hotel owned by a related party. The hotel was sold during the first quarter of 1996.

          The decrease in revenues and operating income for Interior Construction and Renovation Services during the six months ended June 30, 1996 compared to the comparable prior year is primarily due to a shift to lower margin, third party construction management services compared to higher margin renovation services provided to affiliated partnerships.

          Operating income from Engineering and Technical Services declined 4.2% despite a 3% increase in revenue due primarily to an increase in lower margin third party consulting work, a decrease in HVAC projects, and the adverse impact of severe winter weather during the first quarter.

          Revenue from Financing Services increased $.3 million due primarily to a refinancing fee earned in connection with the termination of a management agreement with a hotel owned by a related party which was sold during the first quarter. In addition, refinancings during the six months ended June 30, 1996 were approximately $27 million higher than the comparable prior year period.

          Other.   General and administrative expenses increased $.1 million, or
8.2%, due to legal and other costs incurred in connection with the Operating Partnership's ongoing acquisition and development efforts. Interest expense increased $3.4 million, or 19.4%, due to additional borrowings under the lines of credit for acquisitions.

          Funds from Operations. Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance of an equity REIT. The Operating Partnership computes FFO as net income (in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, plus depreciation and amortization of real estate related assets, in accordance with the revised definition adopted by the National Association of Real Estate Investment Trusts. The Operating Partnership believes that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the financial statements and notes thereto included elsewhere in this report. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance, or as an alternative to cash flow from operations as a measure of liquidity or ability to make distributions.

              Funds from Operations for the three and six months ended June 30, 1996 and 1995 are computed as follows:

                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                                   1996     1995              1996     1995
                                   ----     ----              ----     ----

(Dollars in Thousands)
- ----------------------

Net Income                       $ 8,296  $ 7,447           $14,992   $13,600
Depreciation of Real Property      4,336    3,918             8,728     7,848
                                 -------  -------           -------   -------

Funds from Operations            $12,632  $11,365           $23,720   $21,448
                                 =======  =======           =======   =======




LIQUIDITY AND CAPITAL RESOURCES

          Summary. The Operating Partnership's primary sources of liquidity are cash flows from operating activities and proceeds from lines of credit and construction loans. Secondary sources of liquidity include proceeds from mortgage debt. A summary of the sources of liquidity follows:


                          Six Months Ended June 30,
                          -------------------------
                                 1996     1995
                                 ----     ----

(Dollars in Thousands)

   Cash from operating
    activities                  $25,936  $23,947

   Proceeds from lines of
    credit and construction
    loans, net                   17,932   19,083



          The primary uses of liquidity are (i) acquisition and development of rental property, (ii) distributions, (iii) capital improvements, and (iv) payment on mortgage debt. A summary of the uses of liquidity are as follows:


                                        Six Months Ended June 30,
                                        -------------------------
                                            1996         1995
                                            ----         ----

(Dollars in Thousands)

   Acquisition and development of
    rental properties                        $17,144  $13,616
   Distributions                              21,465   20,290
   Capital improvements                        2,248    2,636
   Principal payments on mortgage debt           352      159


          In March 1996, the Operating Partnership acquired two apartment properties in northern Virginia totaling 309 apartment units. The 262-unit garden apartment complex in Reston, Virginia was acquired for approximately $13.7 million cash, and an exchange of 22,059 Operating Partnership units valued at $0.5 million. The 47-unit community in Old Town, Alexandria was acquired for approximately $2.8 million cash and was purchased to complement the 112-unit apartment project Boulevard of Old Town which was purchased in April, 1995. The acquisitions were funded through borrowings against the Operating Partnership's lines of credit.

          Subsequent to June 30, 1996, the Operating Partnership acquired two properties totaling 740 apartment units. A 625-unit highrise community in Washington, D.C. was acquired on July 30, 1996 for approximately $42 million in cash funded through borrowings against the lines of credit. On August 2, 1996, a 115-unit apartment community located in Washington, D.C. was acquired for $5.2 million based upon assumed debt of $3.3 million and an exchange of approximately 78,800 Operating Partnership units valued at $1.9 million. These properties bring the Operating Partnership's total acquisitions to eleven properties with over 3,000 units acquired since mid-1994.

Debt

          As of June 30, 1996, the Operating Partnership had mortgage indebtedness and borrowings under the lines of credit and construction loan as follows:


                                           Dollars in   % of
                                           Thousands    Total
                                           ---------    -----

Long-term mortgage debt
(maturities greater than 1 year)
 Fixed rate                                $ 365,321    72.9%
 Variable rate                                     -        -
Short-term mortgage debt
(maturities less than 1 year)
 Fixed rate                                   30,966     6.2%
 Variable rate                                17,334     3.5%

$100M Acquisition Line of Credit              39,450     7.9%
$83M Acquisition Line of Credit               30,000     6.0%
Construction loan                             17,686     3.5%
                                           --------- -------
 Total Debt                                $ 500,757   100.0%
                                           ========= =======


          As of June 30, 1996, the Operating Partnership's Debt to Total Market Capitalization Ratio was 48.7%, based on 21,935,621 units outstanding at a price of $24.00. The Operating Partnership's Debt Coverage Ratio for the three months ended June 30, 1996 was 2.37:1.


Distributions

          During the six months ended June 30, 1996, the Operating Partnership paid distributions of $21.5 million, or $.49 per unit, representing an annual rate of $1.96 per unit.


Other

          For the six months ended June 30, 1996, total capital improvements were $2.2 million, of which $1.7 million, or $136 per core apartment unit, were for the core portfolio. Approximately 45% of the capital expenditures on the core portfolio are considered by management to be revenue generating or economic improvements, as shown below, which directly affect the Operating Partnership's ability to increase rents on specific units. The remaining 55% of capital expenditures on the core portfolio for such items as common area improvements indirectly influence the Operating Partnership's ability to increase rents and are considered non-revenue generating. A summary of core capital expenditures follows:


                                        Total $     Actual # of       Average $ Per      Average $ Per
Expenditure Type                        Spent     Units Improved     Units Improved       Core unit
- ----------------                        -----     --------------     --------------      ----------
                                    (In thousands)
Replacements:
  Appliances                            $251.0          458              $  548              $20
  Window treatments                        7.1           13                 546                1
  Carpet                                 297.4          266               1,118               24
  Tile                                     6.1            8                 763                1
Renovations:
  Kitchen                                 80.3           44               1,825                6
  Bath                                   117.1           30               3,903                9
                                        ------                                            ------

Total revenue generating
  improvements                           759.0                                                61
Non-revenue generating
  improvements                           934.7                                                75
                                        ------                                            ------

Total capital expenditures
  - core                              $1,693.7                                            $  136
                                      ========                                            ======

                                    PART II

Item 1.  Legal Proceedings.

       Regarding the suit filed against Smith Realty Company on November 8, 1995, alleging sexual harassment and employment discrimination based on sexual preference pursuant to Title VII of the Civil Rights Act of 1964, the company's motion for summary judgment was granted in full on June 7, 1996, resulting in a dismissal of all claims. On June 20, 1996, the plaintiff appealed to the United States Court of Appeals for the Fourth Circuit for a review of the judgment, and such request is not expected to be considered until early 1997. The Registrant reaffirms its belief that an adverse outcome in the remaining litigation would not have a material adverse impact on the Registrant's financial condition or results of operations.

       The Registrant previously reported on two lawsuits brought in 1994 by Alder Branch Realty Limited Partnership, a limited partner in Plaza Associates Limited Partnership ("Plaza") and Tower Associates Limited Partnership ("Tower"), whose multifamily properties are currently being managed by Smith Realty Company ("SRC"), one of the Registrant's Property Service Businesses: one against Robert H. Smith, as a general partner of Plaza and Tower, and its managing agent, Charles E. Smith Management, Inc. ("CES"), whose residential management business was purchased by the Registrant in the Formation Transactions; and the other, purporting to be a class action, against Ernest A. Gerardi, Jr., and Messrs. Smith and Kogod, present or former officers of CES. These suits allege breaches of fiducuary duties by the general partners and the payment of unfair and excessive management fees. Because the Registrant did and does not believe that the outcome of the suits will jeopardize the continued management of Plaza's and Tower's multifamily properties by SRC or have a material impact on other properties which are managed by SRC but which did not participate in the Formation Transactions, or that an adverse outcome in such litigation would have a material adverse effect on the Registrant's financial condition or results of operations, the Registrant previously stated that it would no longer report on these proceedings in its filings with the Commission. On May 31, 1996, however, Alder Branch Limited Partnership filed a similar lawsuit against the Registrant and its' general partner, Charles E. Smith Residential Realty, Inc., as well as two of the three general partners of Tower, alleging the payment of unfair and excessive management fees and breaches of fiduciary duties by the named general partners of Tower. The suit seeks the restitution of fees paid to SRC by Tower, a rescission of the management agreement, and compensatory and punitive damages in unspecified amounts. The defendants in the latest action have filed a motion to dismiss with prejudice all counts against the Registrant and its general partner, which is scheduled to be heard on September 6, 1996. The Registrant believes that it is highly unlikely that the relief demanded in this lawsuit will be granted, but that even an adverse outcome in such litigation would not have a material adverse effect on the Registrant's financial condition or results of operations. If a recovery against the Registrant were granted, it would be entitled to reimbursement from Robert H. Smith and Robert P. Kogod under a previously-delivered indemnity agreement.

Item 2.  Changes in Securities.

     None.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security-Holders.

     None.


Item 5.  Other Information.

     None.


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

           None.

     (b) Reports on Form 8-K

           A Current Report of the Registrant on Form 8-K was filed on August 13, 1996, describing and presenting financial statements for real estate properties acquired by the Registrant during the current fiscal year.

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


                              CHARLES E. SMITH RESIDENTIAL REALTY L.P.


                              By:  Charles E. Smith Residential Realty
                                   Inc., its General Partner



Date: August 12, 1996         By:  /s/ Anthony J. LoPinto
                                 -----------------------------------------------
                                          Anthony J. LoPinto
                                          Executive Vice President, Chief
                                          Financial Officer and Treasurer of
                                          Charles E. Smith Residential Realty,
                                          Inc. (on behalf of the Registrant and
                                          as Principal Financial Officer)