Form 10-Q
period 1996-09-30
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 1996-11-13
CIK 906785

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


     X           Quarterly Report Pursuant to Section 13 or 15(d)
    ---              of the Securities Exchange Act of 1934
                    For the quarter ended September 30, 1996

                                       or


                 Transition Report Pursuant to Section 13 or 15(d)
    ---               of the Securities Exchange Act of 1934
                        For the period from           to


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

      As of October 31, 1996, there were 21,999,464 Units of Limited Partnership Interest of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.

                                   FORM 10-Q

                                     INDEX


PART I - FINANCIAL INFORMATION                                     Pages
                                                                   -----
     Item 1: Financial Statements

             Charles E. Smith Residential Realty L.P. Financial
             Statements as of September 30, 1996 and 1995 and December 31, 1995, Filed as a Part of This Report

             Consolidated Balance Sheets                             3

             Consolidated Statements of Operations                   4

             Consolidated Statements of Partners' Deficit            5

             Consolidated Statements of Cash Flows                   6

             Notes to Consolidated Financial Statements              7

     Item 2: Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     9

PART II - OTHER INFORMATION                                          21

SIGNATURES                                                           22

                        PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                        September 30, 1996                 December 31, 1995
                                                                    ----------------------------       ----------------------
                                                                            (Unaudited)
          ASSETS

Rental property, at predecessor cost, net                           $                   268,540         $            276,269
Rental property, acquired and developed, net                                            202,487                      138,221
Cash and cash equivalents                                                                 3,586                        9,478
Tenants' security deposits                                                                3,831                        3,634
Escrow funds                                                                              6,449                        5,371
Investment in and advances to Property Service Businesses
     and other                                                                           11,364                        8,348
Deferred charges, net                                                                    18,345                       18,782
Other assets                                                                              9,211                        9,219
                                                                    ----------------------------       ----------------------
                                                                     $                  523,813      $               469,322
                                                                    ============================       ======================

          LIABILITIES AND EQUITY

Liabilities
     Mortgage loans                                                  $                  416,911      $               413,973
     Notes payable                                                                      129,736                       69,204
     Accounts payable and accrued expenses                                               10,486                       12,693
     Tenants' security deposits                                                           3,831                        3,634
     Due to related parties                                                                 287                        1,441
                                                                    ----------------------------       ----------------------
          Total liabilities                                                             561,251                      500,945
                                                                    ----------------------------       ----------------------

Commitments and contingencies

Partners' deficit
     21,999,464 and 21,913,562 units issued and outstanding
     at September 30, 1996 and December 31, 1995, respectively                          (37,438)                     (31,623)
                                                                    ----------------------------       ----------------------

                                                                  $                     523,813      $               469,322
                                                                    ============================       ======================

       The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (Unaudited - Dollars in Thousands, Except for Per Unit Amounts)


                                                             For the Three Months                  For the Nine Months
                                                             Ended September 30,                    Ended September 30,
                                                          ----------------------------     -----------------------------------
                                                                1996         1995                 1996              1995
                                                          -------------  -------------     ----------------   ----------------
                                                                           (Restated)                             (Restated)
RENTAL PROPERTIES
     Revenues                                            $      42,702   $     37,251    $         122,814     $      106,096

     Expenses
        Operating                                               16,621         15,046               48,850             42,054
        Real estate taxes                                        2,658          2,209                7,765              6,335
        Depreciation and amortization                            4,748          4,067               13,476             11,915
                                                           ------------   ------------     ----------------    --------------
            Total expenses                                      24,027         21,322               70,091             60,304
                                                           ------------   ------------     ----------------    --------------

        Operating profit - rental properties                    18,675         15,929               52,723             45,792
                                                           ------------   ------------     ----------------    --------------

PROPERTY SERVICE BUSINESSES
     Equity in income of Property Service Businesses             1,797          1,994                4,789              4,141
                                                           ------------   ------------     ----------------    --------------

General & administrative expenses                                 (667)          (611)              (2,207)            (2,034)
Interest income                                                    192            365                  726                999
Interest expense                                               (11,206)        (9,572)             (32,248)           (27,193)
                                                           ------------   ------------     ----------------    --------------

Net income                                               $       8,791   $      8,105    $          23,783   $         21,705
                                                           ============   ============     ================    ==============


Net income per unit                                      $        0.40   $        0.37   $            1.09   $           1.01
                                                           ============   ============     ================    ==============


       The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT


                                                                               General            Limited
(Dollars in Thousands, Except for Per Unit Amounts)                            Partner            Partners            Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 29, 1994                                                     $          -   $              -   $              -
     Contribution by Predecessors of assets, at historical cost, net of
     liabilities                                                                      -           (244,208)          (244,208)
     Contribution by Charles E. Smith Residential Realty, Inc.                    2,014            199,360            201,374
     Unit grants                                                                     23              2,257              2,280
     Deferred compensation - unit grants                                            (20)            (1,975)            (1,995)
     Net income                                                                     152             15,089             15,241
     Distributions ($0.48 per unit)                                                (102)           (10,110)           (10,212)
                                                                             -----------    ---------------    ---------------

Balance, December 31, 1994                                                        2,067            (39,587)           (37,520)
     Units exchanged for acquisitions                                               155             15,336             15,491
     Amortization of deferred compensation - unit grants                              6                564                570
     Net income                                                                     311             30,742             31,053
     Distributions ($1.915 per unit)                                               (412)           (40,805)           (41,217)
                                                                             -----------    ---------------    ---------------

Balance, December 31, 1995                                                        2,127            (33,750)           (31,623)
     Units exchanged for acquisitions                                                24              2,379              2,403
     Amortization of deferred compensation - unit grants                              4                401                405
     Redemption of units                                                              -               (192)              (192)
     Net income                                                                     238             23,545             23,783
     Distributions ($1.47 per unit)                                                (322)           (31,892)           (32,214)
                                                                             -----------    ---------------    ---------------

Balance, September 30, 1996 (Unaudited)                                    $      2,071   $        (39,509)  $        (37,438)
                                                                             ===========    ===============    ===============

Units issued and outstanding at September 30, 1996                              211,810         21,787,654         21,999,464
                                                                             ===========    ===============    ===============

Units issued and outstanding at December 31, 1995                               211,810         21,701,752         21,913,562
                                                                             ===========    ===============    ===============

       The accompanying notes are an integral part of these statements.



                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                                                                (Unaudited)
                                                                                           For the Nine Months
                                                                                            Ended September 30,
                                                                          ----------------------------------------------------

                                                                                    1996                          1995
                                                                          -----------------------       ----------------------
                                                                                                               (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $                23,783       $                21,705
     Adjustments to reconcile net income
       to net cash provided by operating activities:

        Depreciation and amortization                                                      15,834                        14,371
        Decrease (increase) in other assets                                                     8                          (285)
        Decrease in accounts payable and accrued expenses                                  (2,207)                         (209)
                                                                            ----------------------        ----------------------
            Net cash provided by operating activities                                      37,418                        35,582
                                                                            ----------------------        ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisitions and development of rental property                                      (60,193)                      (36,285)
     Additions to rental property                                                          (3,954)                       (2,592)
     Increase (decrease) in related party payables:

        Property Service Businesses                                                          (635)                       (9,171)
        Affiliates                                                                           (468)                         (928)
        Predecessor                                                                           (51)                          112
     Increase in investment in and advances

        to Property Service Businesses and other                                           (3,016)                       (2,605)
     Other                                                                                 (2,797)                         (784)
                                                                            ----------------------        ----------------------
            Net cash used in investing activities                                         (71,114)                      (52,253)
                                                                            ----------------------        ----------------------

CASH FLOWS FROM FINANCING ACTIVITES:
     Mortgage debt:

        Proceeds                                                                           31,095                             -
        Repayments                                                                        (31,417)                         (281)
     Lines of credit:
          Proceeds from draws                                                              72,600                        15,599
          Repayments                                                                      (13,100)                            -
     Proceeds from construction loans                                                       1,032                        13,981
     Redemption of units                                                                     (192)                            -
     Distributions to unitholders                                                         (32,214)                      (30,516)
                                                                            ----------------------        ----------------------
            Net cash provided by (used in) financing activities                            27,804                        (1,217)
                                                                            ----------------------        ----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (5,892)                      (17,888)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              9,478                        18,350
                                                                            ----------------------        ----------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $                 3,586       $                   462
                                                                            ======================        ======================

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                               $                30,294       $                26,216
     Purchase of property in exchange for units                                             2,403                        13,727
     Assumption of debt on acquisition                                                      3,260                        30,619
     Capitalized interest                                                                       -                           598

        The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited and reflects all normal, recurring adjustments which management believes are necessary for a fair presentation of financial position as of September 30, 1996 and the results of operations for the interim periods ended September 30, 1996 and 1995. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Operating Partnership's Annual Report on Form 10-K. As discussed in the Form 10-K, 1995 results were restated to reflect a change in accounting for the Property Service Businesses from the cost to the equity method in compliance with the Emerging Issues Task Force consensus "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation". As a result, the Operating Partnership's net income decreased by $325,000 and $986,000, respectively. The change had no effect on Funds from Operations.

     The Operating Partnership and its subsidiaries are engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily residential multifamily properties. As of September 30, 1996, the Operating Partnership owns 42 existing multifamily properties containing 15,200 apartment units, and owns and operates two free-standing community retail shopping centers, aggregating 436,000 square feet. Additionally, the Operating Partnership owns substantially all of the economic interest in entities which provide multifamily and retail property management, leasing and development services, property renovation, construction and construction management services, building engineering and technical services, and financial advisory services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its investment in the Property Service Businesses.

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

     During the third quarter of 1996, the Operating Partnership acquired two properties totaling 740 apartment units. A 625-unit highrise community in Washington, D.C. was acquired in July for approximately $42 million in cash. In August, a 115-unit apartment community located in Washington, D.C. was acquired for $5.2 million, based on assumed debt of $3.3 million and an exchange of 79,600 Operating Partnership units.


3.   NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 1996, the Operating Partnership implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which provides guidance on the carrying value of long-lived assets. Implementation of the standard had no effect on the consolidated financial statements.


4.   PER UNIT DATA

     Earnings per unit of the Operating Partnership for the three and nine months ended September 30, 1996 is computed based on 21,931,406 and 21,884,205 units, respectively, which represents the weighted average number of units outstanding during the periods. Weighted average units for the three and nine month periods ended September 30, 1995 were 21,765,777 and 21,529,082, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and nine months ended September 30, 1996 and 1995 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships.


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

RENTAL PROPERTIES

     Revenues, expenses and operating income before interest and general/administrative expenses from the multifamily and retail properties for the three and nine months ended September 30, 1996 and 1995 were as follows:


                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                             --------------------------------    -------------------------------
                                               1996                 1995            1996               1995
                                               ----                 ----            ----               ----

(Dollars in Thousands)

Multifamily Properties -  Core
     Revenues                                 $ 33,267              $ 32,332        $ 98,845           $ 95,456
     Expenses                                  (15,489)              (15,311)        (46,166)           (43,941)
                                              --------              --------        --------           --------
     Operating income before
     depreciation and amortization            $ 17,778              $ 17,021        $ 52,679           $ 51,515
                                              ========              ========        ========           ========

Multifamily Properties -
  Acquisitions and development
     Revenues                                 $  6,804              $  2,046        $ 16,412           $  2,914
     Expenses                                   (2,812)               (1,182)         (7,590)            (1,896)
                                              --------              --------        --------           --------

     Operating income before
     depreciation and amortization            $  3,992              $    864        $  8,822           $  1,018
                                              ========              ========        ========           ========

Retail Properties
     Revenues                                 $  2,631              $  2,873        $  7,557           $  7,726
     Expenses                                     (978)                 (762)         (2,859)            (2,552)
                                              --------              --------        --------           --------
     Operating income before
     depreciation and amortization            $  1,653              $  2,111        $  4,698           $  5,174
                                              ========              ========        ========           ========

Total Rental Properties
     Revenues                                 $ 42,702              $ 37,251        $122,814           $106,096
     Expenses                                  (19,279)              (17,255)        (56,615)           (48,389)
                                              --------              --------        --------           --------

     Operating income before
     depreciation and amortization              23,423                19,996          66,199             57,707

     Depreciation and amortization              (4,748)               (4,067)        (13,476)           (11,915)
                                              --------              --------        --------           --------

     Operating income before interest
     and general/administrative
     expenses                                 $ 18,675              $ 15,929        $ 52,723           $ 45,792
                                              ========              ========        ========           ========


PROPERTY SERVICE BUSINESSES

     The Operating Partnership's 99% interest in the revenues, expenses and operating income before depreciation and amortization from the various Property Service Businesses for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                             --------------------------------    -------------------------------
                                               1996                 1995            1996               1995
                                               ----                 ----            ----               ----
(Dollars in Thousands)

Multifamily and Retail Property
Management and Other
     Revenues                                $  2,942            $  2,437         $  8,737            $  7,093
     Expenses/1/                               (2,338)             (1,944)          (6,833)             (5,777)
                                             --------            --------         --------            --------

     Operating income before
     depreciation and amortization           $    604            $    493         $  1,904            $  1,316
                                             ========            ========         ========            ========

Interior Construction and Renovation
Services
     Revenues                                $  1,493            $  1,654         $  3,788            $  4,187
     Expenses/1/                               (1,122)             (1,122)          (3,473)             (3,592)
                                             --------            --------         --------            --------

     Operating income before
     depreciation and amortization           $    371            $    532         $    315            $    595
                                             ========            ========         ========            ========

Engineering and Technical Services
     (including reimbursed costs)
     Revenues                                $ 10,512            $ 10,162         $ 30,691            $ 29,759
     Expenses/1/                               (9,480)             (9,292)         (28,154)            (27,318)
                                             --------            --------         --------            --------

     Operating income before
     depreciation and amortization           $  1,032            $    870         $  2,537            $  2,441
                                             ========            ========         ========            ========

Financing Services
     Revenues                                $    332            $    574         $  1,721            $  1,614
     Expenses/1/                                 (223)               (150)            (809)               (840)
                                             --------            --------         --------            --------

     Operating income before
     depreciation and amortization           $    109            $    424         $    912            $    774
                                             ========            ========         ========            ========

Total Property Services
     Revenues                                $ 15,279            $ 14,827         $ 44,937            $ 42,653
     Expenses/1/                              (13,163)            (12,508)         (39,269)            (37,527)
                                             --------            --------         --------            --------

     Operating income before
     depreciation and amortization              2,116               2,319            5,668               5,126
     Depreciation and amortization               (319)               (325)            (879)               (985)
                                             --------            --------         --------            --------

     Equity in income of Property
     Service Businesses                      $  1,797            $  1,994         $  4,789            $  4,141
                                             ========            ========         ========            ========

/1/ Includes general and administrative costs.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1996 to Three Months Ended September 30, 1995.

     Summary. Net income of the Operating Partnership increased $0.7 million, or 8.4%, from $8.1 million for the three months ended September 30, 1995 to $8.8 million for the three months ended September 30, 1996. Funds from Operations ("FFO") of the Operating Partnership increased $1.3 million, or 11.2%, from $12.2 million to $13.5 million, during the same period. The increases in both net income and FFO are attributable to increases in operating income from the residential properties, primarily the acquisition and development properties. These increases were partially offset by increased interest expense and decreased income from the Property Service Businesses and the retail properties.

     Rental Properties. Revenue from rental properties increased $5.5 million, or 14.6%, from $37.2 million for the three months ended September 30, 1995 to $42.7 million for the three months ended September 30, 1996. The ten acquisition and development properties (defined as properties with less than one full calendar year of operations after stabilization and consisting of 2,738 apartment units, 309 and 740 of which were added during the first and third quarters of 1996, respectively) contributed approximately 87%, or $4.8 million, of the rental revenue increase.

     Revenue from the core portfolio increased $0.9 million, or 2.9%, for the three months ended September 30, 1996 compared to the prior year period with average monthly revenue per apartment unit increasing from $865 to $890 per unit. The increase is due primarily to higher market rents offset by slightly higher vacancy over the prior year quarter. Average economic occupancy for the core portfolio was 97.2% for the three months ended September 30, 1996 compared to 97.7% for the comparable prior year quarter. The decrease in occupancy was not unexpected given the aggressive efforts initiated by management to increase market rents as well as the implementation during the third quarter of 1996 of several revenue-enhancing initiatives, including a premium for month-to-month leases and a move-in fee. The Company also continues to expand and aggressively market the furnished apartment program. As a result, revenues on this product increased $0.1 million, or 17%, over the prior year period.

     Retail revenues during the three months ended September 30, 1996 decreased $0.2 million, or 8.4%, compared to the three months ended September 30, 1995 reflecting decreased base rents and higher vacancy at the Skyline Mall. Average occupancy at Skyline Mall declined from 96.4% during the three months ended September 30, 1995 to 93.3% for the three months ended September 30, 1996 due to several stores remaining vacant during the third quarter. As of October 31, 1996, Skyline Mall was 95.3% leased.

     Expenses from rental operations increased $2.0 million, or 11.7%, from $17.2 million during the three months ended September 30, 1995 to $19.2 million during the three months ended

September 30, 1996 due primarily to the larger acquisition and development portfolio which contributed $1.6 million, or 81%, of the increase. Expenses for the core residential portfolio increased $0.2 million, or 1.2%, during the third quarter compared to the prior year. The increase is primarily due to higher real estate taxes in the Virginia submarkets which constitute the majority of the portfolio. Assessments averaged 5.5% higher in 1996 than in 1995 for the Virginia properties while local property tax rates for Arlington and Fairfax counties increased by 2.1% and 5.9%, respectively. The Company also incurred higher expenses during the third quarter of 1996 due to the expanded furnished apartment program and the related marketing and advertising activities. The increases in expenses were largely offset by utility savings related to an unseasonably cool summer ($0.5 million), and a credit earned from a ground lessor in connection with a debt refinancing ($0.2 million).

     Property Service Businesses. The Operating Partnership's 99% equity in the earnings of the Property Service Businesses decreased from $2.0 million during the third quarter of 1995 to $1.8 million for the third quarter of 1996 as operating income (before depreciation and amortization) from the Property Service Businesses decreased $0.2 million, or 8.8%, from $2.3 million to $2.1 million. The decrease was primarily due to lower financing services fees as well as lower revenue and margins on Interior Construction and Renovation Services. These decreases were partially offset by higher operating income for both Multifamily and Retail Property Management, and Engineering and Technical Services. The Operating Partnership uses the equity method of accounting for investments in the Property Service Businesses.

     During the three months ended September 30, 1996, Interior Construction and Renovation Services' revenue decreased $0.2 million, or 9.7%, compared to the prior year quarter due primarily to a shift in the type of services provided. During the third quarter of 1995, approximately 85% of revenue was derived from general contracting services provided to affiliated partnerships and their tenants. During the three months ended September 30, 1996, 71% of revenue was derived from affiliated partnerships and their tenants while 29% was derived from third party construction management services. As a result, revenue from affiliated partnerships decreased by $0.2 million during the period compared to the prior year. Management expects to continue pursuing third-party construction management work, based on current market conditions. During the third quarter of 1996, the Interior Construction and Renovation Services was awarded a contract with an agency of the Federal Government to manage an estimated $55 million, multi-year construction renovation project.

     Revenues for Multifamily and Retail Property Management increased $0.5 million, or 20.7%, during the third quarter of 1996 as compared to the comparable prior year quarter due primarily to retail leasing fees earned on leases associated with a third-party development project.

     Engineering and Technical Services revenue increased $0.4 million, or 3.4%, during the third quarter with a resulting increase of 2.0% in operating expenses and 18.6% in operating income. Both the higher revenues and costs were attributable primarily to large repair and replacement projects for affiliated partnerships as well as additional services provided under contracts for

HVAC operations and preventive maintenance.

     Revenue for Financing Services decreased $0.2 million, or 42%, due to a decrease in refinancings during the quarter. Approximately $13.8 million of refinancings were closed in the third quarter of 1996 compared to $51 million during the comparable quarter in the prior year.

     Other. General and administrative expenses increased 9.2%, due primarily to costs incurred in connection with the Operating Partnership's ongoing acquisition and development efforts. Interest expense increased $1.6 million, or 17.1%, due to additional borrowings under the lines of credit for completed acquisitions and development. Amounts outstanding under lines of credit averaged $115.5 million for the three months ended September 30, 1996 compared to $43.3 million for the three months ended September 30, 1995.


Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995

     Summary. Net income of the Operating Partnership increased $2.1 million, or 9.6%, from $21.7 million for the nine months ended September 30, 1995, to $23.8 million for the nine months ended September 30, 1996. FFO increased $3.6 million, or 10.8%, during the same period. The increase in both net income and FFO results from increases in operating income from the rental properties, primarily the acquisition and development properties, as well as increased income from the Property Service Businesses. Such increases were partially offset by increases in interest expense and general and administrative expenses and a decrease in interest income.

     Rental Properties. Revenue from rental properties increased $16.7 million, or 15.8%, from $106.1 million for the nine months ended September 30, 1995, to $122.8 million for the nine months ended September 30, 1996. The ten acquisition and development properties (consisting of 2,738 units), contributed $13.5 million, or 80.7%, of the rental property revenue increase. (Note that the two properties purchased in 1994 totaling 627 apartment units were transferred into the core portfolio on January 1, 1996.) The core portfolio contributed an increase of $3.4 million, or 3.6%, in revenue during the nine months ended September 30, 1996 over the prior year. Average monthly revenue per apartment unit of the core portfolio increased from $851 to $881 per month for the nine months ended September 30, 1995 and 1996, respectively, due to market rent increases and a slightly improved occupancy. Average economic occupancy was 97.2% for the nine months ended September 30, 1996 versus 97.1% for the nine months ended September 30, 1995. Core revenue includes a $0.2 million fee recognized during the first quarter of 1996 for reimbursement of costs associated with ongoing rental property operations.

     Retail revenues decreased by $0.2 million, or 2.2%, during the nine months ended September 30, 1996 compared to the prior year due to lower base and percentage rents as well as higher vacancy at Skyline Mall. In addition, non-escalatable repairs and maintenance expenses were higher than the prior year.

     Expenses from rental operations increased $8.2 million, or 17.0%, from $48.4 million for the nine months ended September 30, 1995, to $56.6 million for the nine months ended September 30, 1996. The increases resulted primarily from the acquisition/development of 2,566 units (subsequent to the first quarter of 1995) which added $5.7 million to operating expenses compared to the prior year period. The increase of $2.2 million, or 5.1%, in operating expenses for the core portfolio was primarily due to expected increases in payroll and related costs as well as higher furnished apartment expenses and related marketing costs due to the expansion of this product in 1996. In addition, real estate taxes were significantly higher in 1996 due to increases in rates and assessments. The substantial increase in utility costs during the first quarter of 1996 due to the record cold temperatures was substantially offset during the third quarter due to an unseasonably cool summer. However, snow removal costs in 1996 were substantially higher than in 1995 due to the record snowfall. In addition, depreciation increased $1.6 million due to the acquisition of the 2,566 units.

     Property Service Businesses. The Operating Partnership's 99% equity in the earnings of the Property Service Businesses increased $0.6 million, or 15.6%, during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. Operating income before depreciation and amortization increased $0.6 million, or 10.6%, from $5.1 million for the nine months ended September 30, 1995, to $5.7 million for the nine months ended September 30, 1996.

     The increase in revenue and operating income for Multifamily and Retail Property Management results primarily from the impact of a non-recurring fee of $0.6 million related to the termination of a management agreement with a hotel owned by a related party. The hotel was sold during the first quarter of 1996. In addition, approximately $0.3 million of leasing fees were earned during the third quarter of 1996 in connection with retail leases for a third party development project.

     The decrease in revenues and operating income for Interior Construction and Renovation Services during the nine months ended September 30, 1996 compared to the prior year period is primarily due to a shift to lower margin, third party construction management services compared to higher margin general contracting services provided to affiliated partnerships.

     Operating income from Engineering and Technical Services increased 3.9% due primarily to an increase in third party consulting work.

     Revenue from Financing Services increased $0.1 million due primarily to a refinancing fee earned in connection with the termination of a management agreement with a hotel owned by a related party which was sold during the first quarter. Overall, however, refinancings during the nine months ended September 30, 1996 were approximately $10.2 million lower than the comparable prior year period which offset the termination related finance fee.

     Other. General and administrative expenses increased $0.2 million, or 8.5%, primarily due to legal and other costs incurred in connection with the Operating Partnership's ongoing acquisition and development efforts. Interest expense increased $5.1 million, or 18.6%, due to additional borrowings under the lines of credit for acquisitions.

     Funds from Operations. Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance of an equity REIT. The Operating Partnership computes FFO as net income (in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring plus depreciation and amortization of real estate related assets, in accordance with the revised definition adopted by the National Association of Real Estate Investment Trusts. The Operating Partnership believes that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the financial statements and notes thereto included elsewhere in this report. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Operating Partnership's operating performance, or an alternative to cash flow from operations as a measure of liquidity or ability to pay dividends.

     Funds from Operations for the three and nine months ended September 30, 1996 and 1995 are computed as follows:

                               Three Months Ended September 30,   Nine Months Ended September 30,
                               --------------------------------   -------------------------------
                                   1996                 1995          1996               1995
                                   ----                 ----          ----               ----
(Dollars in Thousands)
----------------------

Net Income of the Operating
Partnership                      $ 8,791               $ 8,105      $23,783             $21,705

Depreciation of Real Property      4,748                 4,067       13,476              11,915
                                 -------               -------      -------             -------

Funds from Operations            $13,539               $12,172      $37,259             $33,620
                                 =======               =======      =======             =======

LIQUIDITY AND CAPITAL RESOURCES

     Summary. The Operating Partnership's primary sources of liquidity are cash flows from operating activities and proceeds from lines of credit and construction loans. Secondary sources of liquidity include proceeds from mortgage debt. A summary of the sources of liquidity follows:

                                        Nine Months Ended September 30,
                                        -------------------------------
                                            1996               1995
                                            ----               ----

(Dollars in Thousands)

   Cash from operating
    activities                             $37,418            $35,582
   Proceeds from lines of
    credit and construction
    loans, net                              60,532             29,580
   Proceeds from mortgage debt, net            187                 --


     In September 1996, an outstanding mortgage loan of $40.6 million (for which the Operating Partnership and ground lessor are jointly and severally liable) was refinanced for a new loan amount of $41 million. The ground lessor has been allocated $9.9 million of the refinanced loan which bears interest at a fixed rate of 8.24% and matures in August, 2009. The remaining $31.1 million allocated to the Operating Partnership (Mortgage Pool Four) represents an increase of $0.2 million over the outstanding allocated balance at the time of refinancing and is reflected above as net proceeds from mortgage debt.

     The primary uses of liquidity are (i) acquisition and development of rental property, (ii) dividends and distributions, (iii) capital improvements, and (iv) payment on mortgage debt. A summary of the uses of liquidity are as follows:


                                        Nine Months Ended September 30,
                                        -------------------------------
                                            1996                1995
                                            ----                ----

(Dollars in Thousands)

   Acquisition and development of
    rental properties                      $60,193             $36,285
   Distributions                            32,214              30,516
   Capital improvements                      3,954               2,592
   Principal payments on mortgage debt         509                 281


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

     During the third quarter of 1996, the Operating Partnership acquired two properties totaling 740 apartment units. A 625-unit highrise community in Washington, D.C. was acquired in July for approximately $42 million in cash funded through borrowings against the lines of credit. In August, a 115-unit apartment community located in Washington, D.C. was acquired for $5.2 million based upon assumed debt of $3.3 million and an exchange of approximately 79,600 Operating Partnership units valued at $1.9 million. These properties bring the Operating Partnership's total acquisitions to eleven properties with over 3,000 units acquired since mid-1994.

Debt

     As of September 30, 1996, the Operating Partnership had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.83%, as follows:


                                    Dollars in          % of
                                    Thousands          Total
                                    ----------         ------

Long-term mortgage debt
(maturities greater than 1 year)
 Fixed rate                           $399,621          73.1%

Short-term mortgage debt
(maturities less than 1 year)
 Variable rate                          17,290           3.2%

$100M Acquisition Line of Credit        82,050          15.0%
83M Acquisition Line of Credit          30,000           5.5%
Construction loan                       17,686           3.2%
                                      --------         -----
 Total Debt                           $546,647         100.0%
                                      ========         =====

     The Operating Partnership had $71 million of unused borrowing capacity available on its lines of credit as of September 30, 1996.

     As of September 30, 1996, the Operating Partnership's Debt to Total Market Capitalization Ratio was 50.7%, based on 21,999,464 units outstanding at a market price of $24.125. The Operating Partnership's Debt Coverage Ratio for the three months ended September 30, 1996 was 2.37:1.

Distributions

     During the nine months ended September 30, 1996, the Operating Partnership paid distributions of $14.4 million, or $1.47 per unit. In October 1996, the Operating Partnership declared a third quarter distribution of $0.505 per unit, an increase of 3.1% over the $0.49 distribution paid in each of the first two quarters of 1996.

Other

     For the nine months ended September 30, 1996, total capital improvements were $3.9 million, of which $3.1 million, or $251 per core apartment unit, were for the core portfolio. Approximately 49% of the capital expenditures on the core portfolio are considered by management to be revenue generating or economic improvements, as shown below, which directly affect the Operating Partnership's ability to increase rents on specific units. The remaining capital expenditures on the core portfolio for such items as common area improvements indirectly influence the Operating Partnership's ability to increase rents and are considered non-revenue generating. A summary of core capital expenditures follows:


                                 Total $        Actual # of      Average $ Per    Average $ Per
Expenditure Type                 Spent         Units Improved    Unit Improved      Core Unit
----------------                --------       --------------    -------------    -------------
                             (In thousands)
Replacements:
  Appliances                    $  467.7                984          $  475             $38
  Window treatments                 13.7                 60             228               1
  Carpet                           497.0                475           1,046              40
  Tile                              11.0                 12             920               1
Renovations:
  Kitchen                          286.0                130           2,200              23
  Bath                             244.9                 63           3,887              20
                                --------                                             ------

Total revenue generating
  improvements                  $1,520.3                                             $  123
Non-revenue generating
  improvements                   1,603.7                                                128
                                --------                                             ------

Total capital expenditures
  - core                        $3,124.0                                             $  251
                                ========                                             ======

                                    PART II


Item 1. Legal Proceedings.

       None except as previously reported.


Item 2. Changes in Securities.

       None.


Item 3. Defaults Upon Senior Securities.

       None.


Item 4. Submission of Matters to a Vote of Security-Holders.

       None.


Item 5. Other Information.

       None.


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

            None.

     (b) Reports on Form 8-K

            None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CHARLES E. SMITH RESIDENTIAL REALTY L.P.


                             By:  Charles E. Smith Residential Realty, Inc.,
                                         its General Partner



Date: November 13, 1996      By:   /s/ Charles R. Hagen
                                ---------------------------------
                                  Charles R. Hagen
                                  Vice President, Chief Financial Officer and
                                  Chief Accounting Officer of
                                  Charles E. Smith Residential Realty,  Inc.
                                  (on behalf of the Registrant and
                                  as Principal Financial Officer)