Form 10-Q/A
period 1996-09-30
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 1997-02-07
CIK 906785

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                      OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]
                                                        ---

     As of October 31, 1996, there were 21,999,464 Units of Limited Partnership Interest of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.

                               FORM 10-Q/A


                                     INDEX


                                                                     Pages
                                                                     -----
PART I - FINANCIAL INFORMATION
     Item 1: Financial Statements

           Charles E. Smith Residential Realty L.P. Financial
           Statements as of September 30, 1996, and
           December 31, 1995, Filed as a Part of This Report

           Consolidated Balance Sheets                                  3

           Consolidated Statements of Operations                        4

           Consolidated Statements of Partners' Interest                5

           Consolidated Statements of Cash Flows                        6

           Notes to Consolidated Financial Statements                   7

     Item 2: Management's Discussion and Analysis of
             Financial Condition and Results of Operations             10

SIGNATURES                                                             21

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                             September 30, 1996      December 31, 1995
                                                             ------------------      -----------------
                                                                 (Unaudited)
   ASSETS
Rental property, at predecessor cost, net                       $   268,540             $   276,269
Rental property, acquired and developed, net                        202,487                 138,221
Cash and cash equivalents                                             3,586                   9,478
Tenants' security deposits                                            3,831                   3,634
Escrow funds                                                          6,449                   5,371
Investment in and advances to Property Service Businesses
  and other                                                          11,364                   8,348
Deferred charges, net                                                18,345                  18,782
Other assets                                                          9,211                   9,219
                                                                -----------             -----------
                                                                $   523,813             $   469,322
                                                                ===========             ===========

   LIABILITIES AND EQUITY

Liabilities
   Mortgage loans                                               $   416,911             $   413,973
   Notes payable                                                    129,736                  69,204
   Accounts payable and accrued expenses                             10,486                  12,693
   Tenants' security deposits                                         3,831                   3,634
   Due to related parties                                               287                   1,441
                                                                -----------             -----------
      Total liabilities                                             561,251                 500,945
                                                                -----------             -----------

Commitments and contingencies

Other Operating Partnership Unitholders' Interest
   12,055,953 and 12,205,439 units issued and outstanding
   at September 30, 1996 and December 31, 1995,
   respectively, at redemption value                                290,850                 288,663

Partners' Equity
   General Partner's General and Limited Partnership Interest
      9,943,511 and 9,708,123 units issued and outstanding
      at September 30, 1996 and December 31, 1995, respectively    (328,288)               (320,286)
                                                                -----------             -----------
                                                                $   523,813             $   469,322
                                                                ===========             ===========


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (Unaudited - Dollars in Thousands, Except for Per Unit Amounts)

                                                               For the Three Months                  For the Nine Months
                                                                Ended September 30,                   Ended September 30,
                                                        -----------------------------------   -----------------------------------
                                                               1996              1995               1996               1995
                                                        ----------------   ----------------   ----------------   ----------------
                                                                              (Restated)                            (Restated)
RENTAL PROPERTIES
  Revenues                                              $         42,702   $         37,251   $        122,814   $        106,096

  Expenses
    Property operating expenses                                   16,621             15,046             48,850             42,054
    Real estate taxes                                              2,658              2,209              7,765              6,335
    Depreciation and amortization                                  4,748              4,067             13,476             11,915
                                                        ----------------   ----------------   ----------------   ----------------
      Total expenses                                              24,027             21,322             70,091             60,304

PROPERTY SERVICE BUSINESSES
  Equity in income of Property Service Businesses                  1,797              1,994              4,789              4,141

Corporate general & administrative expenses                         (667)              (611)            (2,207)            (2,034)
Interest income                                                      192                365                726                999
Interest expense                                                 (11,206)            (9,572)           (32,248)           (27,193)
                                                        ----------------   ----------------   ----------------   ----------------
Net income                                              $          8,791   $          8,105   $         23,783   $         21,705
                                                        ================   ================   ================   ================

Net income per unit                                     $           0.40   $           0.37   $           1.09   $           1.01
                                                        ================   ================   ================   ================

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                 CONSOLIDATED STATEMENTS OF PARTNERS' INTEREST
              (Dollars in Thousands, Except for Per Unit Amounts)

                                                                              General Partner's            Other Operating
                                                                             General and Limited       Partnership Unitholders'
                                                                                  Interest                    Interest
                                                                          ------------------------     ------------------------
Balance, June 29, 1994                                                   $                      -     $                      -
  Contribution by Predecessors of assets,
    at historical cost, net of liabilities                                                      -                      (244,208)
  Contribution by Charles E. Smith
    Residential Realty, Inc.                                                               201,374                           -
  Unit grants                                                                                   -                         2,280
  Deferred compensation-unit grants                                                             -                        (1,995)
  Net income                                                                                 6,532                        8,709
  Distributions ($.48 per unit)                                                             (4,344)                      (5,868)
  Adjustment to reflect Other Operating Partnership Unitholders'
    interest at redemption value                                                          (551,329)                     551,329
                                                                          ------------------------     ------------------------

Balance, December 31, 1994                                                                (347,767)                     310,247
  Units exchanged for acquisitions                                                              -                        15,491
  Amortization of deferred compensation - unit grants                                           -                           570
  Net income                                                                                13,405                       17,648
  Distributions ($1.915 per unit)                                                          (17,693)                     (23,524)
  Adjustment to reflect Other Operating Partnership Unitholders'
    interest at redemption value                                                            31,769                      (31,769)
                                                                          ------------------------     ------------------------

Balance, December 31, 1995                                                                (320,286)                     288,663
  Units exchanged for acquisitions                                                              -                         2,403
  Amortization of deferred compensation - unit grants                                           -                           405
  Redemption of units                                                                           -                          (192)
  Net income                                                                                10,736                       13,047
  Distributions ($1.47 per unit)                                                           (14,441)                     (17,773)
  Adjustment to reflect Other Operating Partnership Unitholders'
    interest at redemption value                                                            (4,297)                       4,297
                                                                          ------------------------     ------------------------

Balance, September 30, 1996 (unaudited)                                  $                (328,288)   $                 290,850
                                                                          ========================     ========================


Units issued and outstanding at September 30, 1996                                       9,943,511                   12,055,953
                                                                          ========================     ========================

Units issued and outstanding at December 31, 1995                                        9,708,123                   12,205,439
                                                                          ========================     ========================

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                 (Unaudited)
                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                ---------------------------------------------
                                                                        1996                     1995
                                                                --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $              23,783    $              21,705
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                                           15,834                   14,371
      Decrease (increase) in other assets                                          8                     (285)
      Decrease in accounts payable and accrued expenses                       (2,207)                    (209)
                                                                --------------------     --------------------
        Net cash provided by operating activities                             37,418                   35,582
                                                                --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions and development of rental property                            (60,193)                 (36,285)
  Additions to rental property                                                (3,954)                  (2,592)
  Increase (decrease) in related party payables:
      Property Service Businesses                                               (635)                  (9,171)
      Affiliates                                                                (468)                    (928)
      Predecessor                                                                (51)                     112
  Increase in investment in and advances
      to Property Service Businesses and other                                (3,016)                  (2,605)
  Other                                                                       (2,797)                    (784)
                                                                --------------------     --------------------
        Net cash used in investing activities                                (71,114)                 (52,253)
                                                                --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage debt:
      Proceeds                                                                31,095                        -
      Repayments                                                             (31,417)                    (281)
  Lines of credit:
      Proceeds from draws                                                     72,600                   15,599
      Repayments                                                             (13,100)                       -
  Proceeds from construction loans                                             1,032                   13,981
  Redemption of units                                                           (192)                       -
  Distributions to unitholders                                               (32,214)                 (30,516)
                                                                --------------------     --------------------
        Net cash provided by (used in) financing activities                   27,804                   (1,217)
                                                                --------------------     --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (5,892)                 (17,888)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 9,478                   18,350
                                                                --------------------     --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $               3,586    $                 462
                                                                ====================     ====================

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                       $              30,294    $              26,216
  Purchase of property in exchange for units                                   2,403                   13,727
  Assumption of debt on acquisitions                                           3,260                   30,619
  Capitalized interest                                                             -                      598
  Change in redemption value of Other Operating Partnership
    Unitholders' interest                                                      4,297                  (38,925)

       The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of September 30, 1996 and the results of operations for the interim periods ended September 30, 1996 and 1995. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Operating Partnership's Annual Report on Form 10-K, as amended. As discussed in the Form 10-K, 1995 results were restated to reflect a change in accounting for the Property Service Businesses from the cost to the equity method in compliance with the Emerging Issues Task Force consensus "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation". As a result, the Operating Partnership's net income for the three and nine month periods ended September 30, 1995 decreased by $325,000 ($.015 per unit) and $986,000 ($.045 per unit), respectively. The change had no effect on Funds from Operations.

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


3.   NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 1996, the Operating Partnership implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which provides guidance on the carrying value of long-lived assets. Management assesses for impairment any property whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the estimated future net cash flows from the property are less than its carrying value. Implementation of the standard had no effect on the consolidated financial statements.

     On January 1, 1996, the Operating Partnership also implemented SFAS
No. 123, "Accounting for Stock-Based Compensation," which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. The Operating Partnership has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies and, therefore, implementation of the standard had no effect on the consolidated financial statements. Use of the fair value method would also have had no effect since there were no options or grants issued during 1995 or the nine months ended September 30, 1996.


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

5.   OTHER OPERATING PARTNERSHIP UNITHOLDERS' INTEREST

     Limited partnership units of the Other Operating Partnership Unitholders may be redeemed at the unitholders' discretion. At the option of the general partner, Charles E. Smith Residential Realty, Inc. ("the Company"), such redemption may be made for cash, at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis. The Company has reserved approximately 19.3 million shares of common stock for possible issuance upon redemption of limited partnership units.

     The Other Limited Partnership Unitholders' redemption rights are not to be included in partners' equity. Consequently, the accompanying consolidated balance sheets and statements of partners' deficit have been retroactively reclassified to reflect the Other Operating Partnership Unitholders' interests in the Operating Partnership, measured at redemption value. This reclassification results in a reduction of partners' equity of $290,850 and $288,663 as of September 30, 1996 and December 31, 1995, respectively.

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


FORWARD-LOOKING STATEMENTS

     When used throughout this report, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions, particularly with regard to the levels of multifamily property occupancy and rental growth in the Washington, D.C. metropolitan area; the registrant's ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the acceptance of the registrant's financing plans by the capital markets, and the effect of prevailing market interest rates and the pricing of the Company's stock; and other risks described from time to time in the registrant's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The registrant undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


RENTAL PROPERTIES

     Revenues, expenses and income from the multifamily and retail properties for the three and nine months ended September 30, 1996 and 1995 were as follows:



                                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                                 -----------------------------------  -------------------------------
                                                        1996           1995               1996             1995
                                                        ----           ----               ----             ----
(Dollars in Thousands)
Multifamily Properties - Core

            Revenues                                 $ 33,267         $ 32,332             $ 98,845       $ 95,456
            Expenses                                  (15,489)         (15,311)             (46,166)       (43,941)
                                                     --------         --------             --------       --------
            Income before depreciation               $ 17,778         $ 17,021             $ 52,679       $ 51,515
                                                     ========         ========             ========       ========
Multifamily Properties -Acquisitions and development
            Revenues                                 $  6,804         $  2,046             $ 16,412       $  2,914
            Expenses                                   (2,812)          (1,182)              (7,590)        (1,896)
                                                     --------         --------             --------       --------
            Income before depreciation               $  3,992         $    864             $  8,822       $  1,018
                                                     ========         ========             ========       ========
Retail Properties
            Revenues                                 $  2,631         $  2,873             $  7,557       $  7,726
            Expenses                                     (978)            (762)              (2,859)        (2,552)
                                                     --------         --------             --------       --------
            Income before depreciation               $  1,653         $  2,111             $  4,698       $  5,174
                                                     ========         ========             ========       ========
Total Rental Properties
            Revenues                                 $ 42,702         $ 37,251             $122,814       $106,096
            Expenses                                  (19,279)         (17,255)             (56,615)       (48,389)
            Depreciation and amortization              (4,748)          (4,067)             (13,476)       (11,915)
                                                     --------         --------             --------       --------
            Income from rental properties            $ 18,675         $ 15,929             $ 52,723       $ 45,792
                                                     ========         ========             ========       ========

PROPERTY SERVICE BUSINESSES

          Revenues, expenses and income from the various Property Service Businesses for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                                 -----------------------------------  -------------------------------
                                                        1996           1995               1996             1995
                                                        ----           ----               ----             ----
(Dollars in Thousands)

Multifamily and Retail Property
Management and Other
              Revenues                               $  2,942         $  2,437             $  8,737       $  7,093
              Expenses                                 (2,338)          (1,944)              (6,833)        (5,777)
                                                     --------         --------             --------       --------
              Income before depreciation
              and amortization                       $    604         $    493             $  1,904       $  1,316
                                                     ========         ========             ========       ========
Interior Construction and Renovation Services
              Revenues                               $  1,493         $  1,654             $  3,788       $  4,187
              Expenses                                 (1,122)          (1,122)              (3,473)        (3,592)
                                                     --------         --------             --------       --------
              Income before depreciation
              and amortization                       $    371         $    532             $    315       $    595
                                                     ========         ========             ========       ========
Engineering and Technical Services (including
 reimbursed costs)
              Revenues                               $ 10,512         $ 10,162             $ 30,691       $ 29,759
              Expenses                                 (9,480)          (9,292)             (28,154)       (27,318)
                                                     --------         --------             --------       --------
              Income before depreciation
              and amortization                       $  1,032         $    870             $  2,537       $  2,441
                                                     ========         ========             ========       ========
Financing Services
              Revenues                               $    332         $    574             $  1,721       $  1,614
              Expenses                                   (223)            (150)                (809)          (840)
                                                     --------         --------             --------       --------
              Income before depreciation
              and amortization                       $    109         $    424             $    912       $    774
                                                     ========         ========             ========       ========
Total Property Services
              Revenues                               $ 15,279         $ 14,827             $ 44,937       $ 42,653
              Expenses                                (13,163)         (12,508)             (39,269)       (37,527)
              Depreciation and
              amortization                               (319)            (325)                (879)          (985)
                                                     --------         --------             --------       --------
              Income from Property
              Service Businesses                     $  1,797         $  1,994             $  4,789       $  4,141
                                                     ========         ========             ========       ========

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1996 to Three Months Ended September 30, 1995.

          Summary. Net income of the Operating Partnership increased $0.7 million, or 8.4%, from $8.1 million for the three months ended September 30, 1995 to $8.8 million for the three months ended September 30, 1996. Funds from Operations ("FFO") of the Operating Partnership increased $1.3 million, or 11.2%, from $12.2 million to $13.5 million, during the same period. The increases in both net income and FFO are attributable to increases in income from the residential properties, primarily the acquisition and development properties. These increases were partially offset by increased interest expense and decreased income from the Property Service Businesses and the retail properties.

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

          Revenue from the core portfolio increased $0.9 million, or 2.9%, for the three months ended September 30, 1996 compared to the prior year period with average monthly revenue per apartment unit increasing from $865 to $890 per unit. The increase is due primarily to higher market rents offset by slightly higher vacancy over the prior year quarter. Average economic occupancy for the core portfolio was 97.2% for the three months ended September 30, 1996 compared to 97.7% for the comparable prior year quarter. The decrease in occupancy was not unexpected given the aggressive efforts initiated by management to increase market rents as well as the implementation during the third quarter of 1996 of several revenue-enhancing initiatives, including a premium for month-to-month leases and a move-in fee. The Operating Partnership also continues to expand and aggressively market the furnished apartment program. As a result, revenues on this product increased $0.1 million, or 17%, over the prior year period.

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

          Expenses from rental operations (including depreciation) increased $2.7 million, or 12.7%, from $21.3 million during the three months ended September 30, 1995 to $24.0 million during the three months ended September 30, 1996 due primarily to the larger acquisition and development portfolio which contributed $2.3 million, or 85%, of the increase. Expenses for the core residential portfolio increased $0.2 million, or 1.2%, during the third quarter compared to the prior year. The increase is primarily due to higher real estate taxes in the Virginia submarkets which constitute the majority of the portfolio. Assessments averaged 5.5% higher in 1996 than in 1995 for the Virginia properties while local property tax rates for Arlington and Fairfax counties increased by 2.1% and 5.9%, respectively. The Operating Partnership also incurred higher expenses during the third quarter of 1996 due to the expanded furnished apartment program and the related marketing and advertising activities. The increases in expenses were largely offset by utility savings related to an unseasonably cool summer ($0.5 million), and a credit earned from a ground lessor in connection with a debt refinancing ($0.2 million).

          Property Service Businesses. Income from the Property Service Businesses decreased from $2.0 million during the third quarter of 1995 to $1.8 million for the third quarter of 1996. The decrease was primarily due to lower financing services fees as well as lower revenue and margins on Interior Construction and Renovation Services. These decreases were partially offset by higher income for both Multifamily and Retail Property Management, and Engineering and Technical Services. The Operating Partnership uses the equity method of accounting for investments in the Property Service Businesses.

          During the three months ended September 30, 1996, Interior Construction and Renovation Services' revenue decreased $0.2 million, or 9.7%, compared to the prior year quarter due primarily to a shift in the type of services provided. During the third quarter of 1995, approximately 85% of revenue was derived from general contracting services provided to affiliated partnerships and their tenants. During the three months ended September 30, 1996, 71% of revenue was derived from affiliated partnerships and their tenants while 29% was derived from third party construction management services. As a result, revenue from affiliated partnerships decreased by $0.2 million during the period compared to the prior year. Management expects to continue pursuing third-party construction management work, based on current market conditions. During the third quarter of 1996, Interior Construction and Renovation Services was awarded a contract with an agency of the Federal Government to manage an estimated $55 million, multi-year construction renovation project.

          Revenues for Multifamily and Retail Property Management increased $0.5 million, or 20.7%, during the third quarter of 1996 as compared to the comparable prior year quarter due primarily to retail leasing fees earned on leases associated with a third-party development project.

          Engineering and Technical Services revenue increased $0.4 million, or 3.4%, during the third quarter with a resulting increase of 2.0% in expenses and 18.6% in income. Both the higher revenues and costs were attributable primarily to large repair and replacement projects for affiliated partnerships as well as additional services provided under contracts for HVAC operations and preventive maintenance.

          Revenue for Financing Services decreased $0.2 million, or 42%, due to a decrease in refinancings during the quarter. Approximately $13.8 million of refinancings were closed in the third quarter of 1996 compared to $51 million during the comparable quarter in the prior year.

          Other. Corporate general and administrative expenses increased 9.2%, due primarily to costs incurred in connection with the Operating Partnership's ongoing acquisition and development efforts. Interest expense increased $1.6 million, or 17.1%, due to additional borrowings under the lines of credit for completed acquisitions and development. Amounts outstanding under lines of credit averaged $115.5 million for the three months ended September 30, 1996 compared to $43.3 million for the three months ended September 30, 1995.


Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995

          Summary. Net income of the Operating Partnership increased $2.1 million, or 9.6%, from $21.7 million for the nine months ended September 30, 1995, to $23.8 million for the nine months ended September 30, 1996. FFO increased $3.6 million, or 10.8%, during the same period. The increase in both net income and FFO results from increases in income from the rental properties, primarily the acquisition and development properties, as well as increased income from the Property Service Businesses. Such increases were partially offset by increases in interest expense and corporate general and administrative expenses and a decrease in interest income.

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

          Expenses from rental operations (including depreciation) increased $9.8 million, or 16.2%, from $60.3 million for the nine months ended
September 30, 1995, to $70.1 million for the nine months ended September 30, 1996. The increases resulted primarily from the acquisition/development of 2,566 units (subsequent to the first quarter of 1995) which added $7.3 million to operating expenses compared to the prior year period. The increase of $2.2 million, or 5.1%, in operating expenses for the core portfolio was primarily due to expected increases in payroll and related costs as well as higher furnished apartment expenses and related marketing costs due to the expansion of this product in 1996. In addition, real estate taxes were significantly higher in 1996 due to increases in rates and assessments. The substantial increase in utility costs during the first quarter of 1996 due to the record cold temperatures was substantially offset during the third quarter due to an unseasonably cool summer. However, snow removal costs in 1996 were substantially higher than in 1995 due to the record snowfall. In addition, depreciation increased $1.6 million due to the acquisition of 2,566 units.

          Property Service Businesses. Income from the Property Service Businesses increased $0.6 million, or 15.6%, during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

          The increase in revenue and income for Multifamily and Retail Property Management results primarily from the impact of a non-recurring fee of $0.6 million related to the termination of a management agreement with a hotel owned by a related party. The hotel was sold during the first quarter of 1996. In addition, approximately $0.3 million of leasing fees were earned during the third quarter of 1996 in connection with retail leases for a third party development project.

          The decrease in revenues and income for Interior Construction and Renovation Services during the nine months ended September 30, 1996 compared to the prior year period is primarily due to a shift to lower margin, third-party construction management services compared to higher margin general contracting services provided to affiliated partnerships.

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

          Other. Corporate general and administrative expenses increased $0.2 million, or 8.5%, due primarily to legal and other costs incurred in connection with the Operating Partnership's ongoing acquisition and development efforts. Interest expense increased $5.1 million, or 18.6%, due to additional borrowings under the lines of credit for acquisitions.

          Funds from Operations. Funds from Operations (FFO) is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to cash flow as a measure of liquidity or ability to make distributions. The Operating Partnership considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Operating Partnership's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

          Funds from Operations for the three and nine months ended September 30, 1996 and 1995 are computed as follows:

                             Three Months Ended September 30,   Nine Months Ended September 30,
                             --------------------------------   -------------------------------
                                     1996       1995                 1996           1995
                                     ----       ----                 ----           ----
(Dollars in Thousands)
----------------------

Net Income of the Operating
Partnership                         $ 8,791    $ 8,105             $23,783      $21,705

Depreciation of Real Property         4,748      4,067              13,476       11,915
                                    -------    -------             -------      -------
Funds from Operations of the
Operating Partnership               $13,539    $12,172             $37,259      $33,620
                                    =======    =======             =======      =======


LIQUIDITY AND CAPITAL RESOURCES

          Summary. Net cash flow provided by operating activities increased $1.8 million from $35.6 million for the nine months ended September 30, 1995 to $37.4 million for the nine months ended September 30, 1996. The increase is primarily the result of the increase in net income of the Operating Partnership.

          Net cash flow used by the Operating Partnership in investing activities was $71.1 million for the nine months ended September 30, 1996 versus $52.2 million for the nine months ended September 30, 1995. The increase was due primarily to the increase of $23.9 million in acquisition and development of rental properties.

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

          During the third quarter of 1996, the Operating Partnership acquired two properties totaling 740 apartment units. A 625-unit highrise community in Washington, D.C. was acquired in July for approximately $42 million in cash funded through borrowings against the lines of credit. In August, a 115-unit apartment community located in Washington, D.C. was acquired for $5.2 million based upon assumed debt of $3.3 million and an exchange of approximately 79,600 Operating Partnership units. These properties bring the Operating Partnership's total acquisitions to eleven properties with over 3,000 units acquired since mid-1994.

          Net cash flows provided by financing activities was $27.8 million for the nine months ended September 30, 1996 primarily as a result of net draws of $59.5 million on the lines of credit (used for acquiring property as discussed above) net of $32.2 million in distributions, or $1.47 per unit. In October 1996, the Operating Partnership declared a third quarter distribution of $0.505 per unit, an increase of 3.1% over the $0.49 distribution paid in each of the first two quarters of 1996.

Debt

          As of September 30, 1996, the Operating Partnership had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.8%, as follows:

                                    Dollars in   % of
                                    Thousands   Total
                                    ---------   -----

Long-term mortgage debt
(maturities greater than 1 year)
 Fixed rate                           $399,621   73.1%

Short-term mortgage debt
(maturities less than 1 year)
 Variable rate                          17,290    3.2%

$100M Acquisition Line of Credit        82,050   15.0%
$83M Acquisition Line of Credit         30,000    5.5%
Construction loan                       17,686    3.2%
                                      --------  -----
 Total Debt                           $546,647  100.0%
                                      ========  =====

          The Operating Partnership had $71 million of unused borrowing capacity available on lines of credit as of September 30, 1996.

          As of September 30, 1996, the Operating Partnership's Debt to Total Market Capitalization Ratio was 50.7%, based on 21,999,464 partnership units outstanding at a market price of $24.125. The Operating Partnership's Debt Coverage Ratio for the three months ended September 30, 1996 was 2.37:1.

          In September 1996, an outstanding mortgage loan of $40.6 million (for which the Operating Partnership and ground lessor are jointly and severally liable) was refinanced for a new loan amount of $41 million. The ground lessor has been allocated $9.9 million of the refinanced loan which bears interest at a fixed rate of 8.24% and matures in August, 2009. The remaining $31.1 million allocated to the Operating Partnership (Mortgage Pool Four) represents an increase of $0.2 million over the outstanding allocated balance at the time of refinancing.

Other Operating Partnership Unitholders' Interest

          The limited partnership units of the Other Operating Partnership Unitholders may be redeemed at the unitholder's discretion. The Company, as the general partner of the Operating Partnership, has the option to make the redemption for cash, at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis. During the nine months ended September 30, 1996, 235,388 units were redeemed for shares of common stock of the Company. It has been, and continues to be, the Company's preference to satisfy redemption requests with stock.

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


                                Total $    Actual # of       Average $ Per  Average $ Per
Expenditure Type                 Spent    Units Improved     Unit Improved    Core Unit
----------------                -------   --------------     -------------    ---------
                             (In thousands)
Installations/Replacements:
   Appliances                   $  467.7             984         $  475         $   38
   Window treatments                13.7              60            228              1
   Carpet                          497.0             475          1,046             40
   Tile                             11.0              12            920              1
Renovations:
   Kitchen                         286.0             130          2,200             23
   Bath                            244.9              63          3,887             20
                                --------                                           ---

Total revenue generating
  improvements                  $1,520.3                                          $123

Non-revenue generating
  improvements                   1,603.7                                           128
                                --------                                          ----
Total capital expenditures
  - core portfolio              $3,124.0                                        $  251
                                ========                                        ======

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


                            CHARLES E. SMITH RESIDENTIAL REALTY L.P.


                            By: Charles E. Smith Residential Realty, Inc., its General Partner



Date: February 7, 1997      By:  /s/ Charles R. Hagen
                            --------------------------------------------
                            Charles R. Hagen
                            Chief Accounting Officer of Charles E. Smith
                            Residential Realty, Inc
                            (on behalf of the Registrant and
                            as Chief Accounting Officer)