Form 10-K
period 1996-12-31
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 1997-03-31
CIK 906785

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
___  Act of 1934 For the fiscal year ended DECEMBER 31, 1996,  or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities
___  Exchange Act of 1934 For the period from ____________ to ______________

      COMMISSION FILE NUMBER:  1934 ACT FILE NUMBER:  0-25968


             CHARLES E. SMITH RESIDENTIAL REALTY L.P.
      (Exact name of registrant as specified in its charter)

                  DELAWARE                         54-1681657
          (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)        Identification No.)

            2345 CRYSTAL DRIVE
             CRYSTAL CITY, VA
           (Address of principal                       22202
            executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (703) 920-8500

    Securities registered pursuant to Section 12(b) of the Act:

                 CLASS A UNITS OF LIMITED PARTNERSHIP INTEREST
                               (Title of Class)

 Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                      Documents Incorporated by Reference

     Portions of the proxy statement of Charles E. Smith Residential Realty, Inc. for its annual shareholders' meeting to be held in 1997 are incorporated by reference into Part III.

                          FORWARD-LOOKING STATEMENTS

     When used throughout this report, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions, particularly with regard to the levels of multifamily property occupancy and rental growth in the Washington, D.C. metropolitan area; the partnership's ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the acceptance of the partnership's financing plans by the capital markets, and the effect of prevailing market interest rates and the pricing of the partnership's units; and other risks described from time-to-time in the partnership's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                    PART I

ITEM 1.   BUSINESS.

     Charles E. Smith Residential Realty L.P., a Delaware limited partnership (the "Operating Partnership"), was formed in 1993 and commenced operations on June 30, 1994. It is managed by its general partner, Charles E. Smith Residential Realty, Inc., a Maryland corporation (the "Company"), which is a self-administered and self-managed equity real estate investment trust ("REIT"). The Company was organized in 1993 and also commenced operations on June 30, 1994 upon completion of its initial public offering (the "Initial Public Offering").

     The Operating Partnership and the Company are engaged primarily in the acquisition, development, management and operation of multifamily properties in the Washington, D.C. metropolitan area. The Operating Partnership, together with the Company and their respective subsidiaries as described below, is a fully integrated real estate organization with in-house acquisition, development, financing, marketing, leasing and property management expertise. The Operating Partnership's primary strategy for growth is to acquire, develop, own and manage high quality multifamily properties for income generation and long-term value appreciation.

     The Company is the sole general partner of and holds approximately 49.4% of the units of limited partnership interest ("Units") in the Operating Partnership as of March 20, 1997. The other limited partners of the Operating Partnership are the former limited and general partners of properties and the former owners of the property service businesses acquired by the Operating Partnership either at the time of its formation in June 1994 or thereafter (see "History of the Company" below). The Operating Partnership and its subsidiaries own all of the properties, property interests, and business assets and conduct all operations on behalf of the Company and the Operating Partnership. The Operating Partnership owns 100% of the nonvoting common stock, which represents 99% of the total economic interest, of three operating companies (collectively, the "Property Service

Businesses") which provide property services to the properties owned by the Operating Partnership and to other multifamily, retail, and office properties. The three Property Service Businesses are: Smith Realty Company, which provides management, leasing, financing, development and insurance services; Consolidated Engineering Services, Inc., which provides engineering and technical services; and Smith Management Construction, Inc., which provides tenant construction and renovation services. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership, subject to the consent of the holders of Units in connection with the sale of all or substantially all of the assets of the Operating Partnership. Some references made herein to the Company include the Operating Partnership and the Property Service Businesses, as the context requires.

     As of March 1, 1997, the Operating Partnership, directly or through its subsidiaries, owned 44 multifamily apartment properties containing a total of 17,028 units (the "Multifamily Properties") and two retail centers containing approximately 436,000 square feet of retail space (the "Retail Properties"), all located in the Washington, D.C. metropolitan area (collectively, the "Properties").

     The executive offices of the Operating Partnership and the Company are located at 2345 Crystal Drive, Crystal City, Arlington, Virginia 22202, and its telephone number is (703) 920-8500.

HISTORY OF THE COMPANY

     The Operating Partnership was formed to succeed to the property assets of 38 partnerships (the "Property Partnerships") and certain asset management and property service businesses of the Charles E. Smith Companies (the "Smith Companies"). On June 30, 1994, the Company consummated an initial public offering (the "Initial Public Offering") of 8,632,800 shares of its common stock, $.01 par value per share (the "Common Stock"), and a private placement of 416,667 shares of its Common Stock. The Company contributed the net proceeds of such offerings to the Operating Partnership in return for 9,049,467 Units of general and limited partnership interest therein. On that same date, (i) the Operating Partnership acquired, in exchange for 12,131,292 Units, 32 Properties, partial interests in two additional properties, all of the non-voting common stock of the Property Service Businesses (representing 99% of the economic interest), and notes of the Property Service Businesses in the aggregate amount of $44.5 million; (ii) the Operating Partnership, through its partnership subsidiaries, issued $352.4 million of fixed-rate indebtedness secured by certain of the Properties in private placements to institutional investors and assumed certain other indebtedness (the "Mortgage Loans"); (iii) the Operating Partnership applied the proceeds of the Mortgage Loans and the Company's contribution of offering proceeds to repay approximately $454 million of mortgage indebtedness, $26.2 million in related party indebtedness and $11.1 million in notes payable to a bank, to pay $13.8 million in prepayment penalties related to the early extinguishment of debt, to pay $14.7 million in transfer taxes and other costs associated with the formation of the Company and the Operating Partnership, and to pay $18.5 million of mortgage recording taxes, origination fees and other expenses associated with the Mortgage Loans, and to supply $15.4 million of working capital; and (iv) the Operating Partnership established a $100 million line of credit to fund development activities and property acquisitions and for general corporate purposes (collectively, the "Formation Transactions").

     On February 19, 1997, the Company consummated a second stock offering, issuing an additional 3,105,000 shares of Common Stock, and the proceeds of such offering were used to purchase an additional 3,105,000 Units in the Operating Partnership. Since the Formation Transactions and through March 15, 1997, the Operating Partnership developed one and acquired 14 Multifamily Properties with a total of 5,193 apartment units; see "Recent Developments" below.

BUSINESS STRATEGY

     The Operating Partnership seeks growth in funds from operations (a common measure of equity real estate investment trust performance, defined as net income [loss] computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization of assets unique to the real estate industry) while preserving and enhancing property values by pursuing the following strategies: (i) maximizing cash flow from operations of the Properties by seeking to maintain high occupancy levels, obtain rent increases, manage tenant turnover efficiently, make strategic capital investments, expand the availability of furnished rental apartments, initiate new tenant fees and control operating expenses; (ii) acquiring additional multifamily properties for Common Stock, Units, or cash in situations where, in the judgment of management, the Operating Partnership's business strengths have the potential to increase property performance and value; (iii) developing new multifamily properties consistent with the predecessor Smith Companies' historical policies of constructing and maintaining high quality properties for long-term income and value enhancement; and (iv) actively promoting the comprehensive property services of the Property Service Businesses to unaffiliated property owners. In addition to its activities in the Washington, D.C. metropolitan area, the Operating Partnership also will seek to acquire properties or portfolios with characteristics similar to the Operating Partnership's portfolio in other markets that offer opportunities for profitable investment and long-term growth.


FINANCING STRATEGY

     The Operating Partnership's policy, which is set by the Board of Directors of the Company, is to incur debt (including debt incurred under its lines of credit) only if upon such incurrence its ratio of debt to total market capitalization would be 60% or less. The Operating Partnership may reevaluate this financing policy from time to time in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. At December 31, 1996, the Operating Partnership's debt to total market capitalization ratio was 45.9%, and this ratio was reduced further with the Company's stock offering in the first quarter of 1997. The Company's Board of Directors may modify this financing policy and may increase or decrease the targeted ratio of debt to total market capitalization. To the extent that the Company's Board of Directors determines to seek additional capital for the Operating Partnership, the Company or the Operating Partnership may raise such capital through additional equity offerings, debt financing or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended [the "Code"] requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income), or a combination of these methods. The Company currently has on file with the

Securities and Exchange Commission an effective registration statement which allows the sale of up to $200,000,000 in debt or equity securities, of which approximately $112,000,000 remains after the secondary stock offering which occurred in the first quarter of 1997. As long as the Operating Partnership is in existence, the net proceeds of all equity capital raised by the Company will be contributed to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership. The Company and the Operating Partnership also may issue securities senior to the Common Stock or Units, including preferred stock and debt securities (either of which may be convertible into Common Stock or Units or may be accompanied by warrants to purchase Common Stock or Units). The Company's Board of Directors may decide to finance acquisitions through the exchange of properties or the issuance of additional shares of Common Stock, Units or other securities.


PROPERTY MANAGEMENT

     The Operating Partnership and its Property Service Businesses are experienced in the management and leasing of multifamily and retail properties. The Operating Partnership believes that the management and leasing of its own portfolio has resulted in consistent income growth and reduced operating expenses. The Property Service Businesses have provided the Operating Partnership both with a source of cash flow that is relatively stable and with economies of scale in conjunction with the management and leasing of its own Properties. These Property Service Businesses also allow the Operating Partnership and its subsidiaries to establish additional relationships with tenants that benefit the Properties.


PROPERTY SERVICE BUSINESSES

     RESIDENTIAL MANAGEMENT AND LEASING. The residential management and leasing business of Smith Realty Company, an operating subsidiary of the Operating Partnership, is a long-established, integrated property management business with extensive experience in leasing and managing multifamily properties. This subsidiary has been managing and leasing multifamily housing in the Washington, D.C. metropolitan area since 1946 and as of March 20, 1997, manages 59 apartment properties (including the 44 Multifamily Properties and 15 other multifamily communities with approximately 4,200 apartment units). It also assists in the development and acquisition of additional multifamily properties and carries out a periodic inspection program that addresses all aspects of the property and property management.

     RETAIL MANAGEMENT, LEASING, AND DEVELOPMENT. The retail management and leasing business, also conducted through Smith Realty Company, approaches the management and leasing of its retail portfolio with an integrated program of regular direct communication with retail tenants, proactive assistance with marketing, merchandising and monitoring store operations, and maintenance. A retail marketing staff works to promote the shopping centers as a whole and to work with individual tenants to ensure the effectiveness of store design, marketing, merchandising and sales efforts. The retail management and leasing group, in addition to providing complete property management and leasing services for the two Retail Properties, with approximately 436,000 square feet of retail space, also provides such services for a fee to three other retail properties with approximately 293,000 square feet of retail space that are owned by affiliated third parties, and provides retail leasing and brokerage services for additional, unaffiliated third parties on a fee-for-service basis. Beginning in 1995, Smith Realty Company also contracted with an unaffiliated third party to provide development services for a proposed 660,000 square foot retail project on a fee-for-service basis.

     FINANCING AND CORPORATE SERVICES. The financing and corporate services businesses, also conducted through Smith Realty Company, enable a central office to provide supporting services in the areas of financing, insurance, legal advice, accounting, information systems, human resources, office services and marketing services to the Operating Partnership and its subsidiaries, as well as to other companies. The finance department negotiates and administers all debt financing for the Operating Partnership and its subsidiaries, and, for a fee, other properties owned by third parties (the majority of which are affiliated with Robert H. Smith and Robert P. Kogod, the Co-Chief Executive Officers and Co-Chairmen of the Board of the Company and the owners of approximately 12.4% of the shares and Units). This responsibility includes obtaining new sources of funding by actively soliciting prospective lenders, monitoring, analyzing and negotiating changes in loan status and/or structure, and satisfying reporting requirements of lenders. Financing services were performed for approximately $242 million of refinancing in 1996. The accounting department is responsible for all accounting, auditing and controls, procedures and management information systems as they relate to the Operating Partnership and the Properties, and for certain other partnerships and corporate entities (including affiliates of Messrs. Smith and Kogod). The legal department provides real estate and corporate advice to management, performs legal services and in some cases coordinates representation by outside counsel. The marketing department develops and implements a variety of marketing programs for the Operating Partnership and its subsidiaries, and for specific properties. The human resources department administers all personnel functions. The insurance subsidiary provides property and casualty insurance placement services for both corporate and individual property requirements.

     ENGINEERING AND TECHNICAL SERVICES. The engineering and technical services business is conducted through Consolidated Engineering Services, Inc., an operating subsidiary of the Operating Partnership, which manages, operates, maintains and repairs the "physical plant" of office, multifamily, and retail properties. Through its staff of on-site and off-site engineers, supervisors, technical specialists and maintenance personnel, this subsidiary provides various services, including on-site building systems operations and maintenance, engineering and technical consulting, automated environmental monitoring and controls, preventive maintenance, management of building environmental systems and repair and replacement of mechanical/electrical systems. This business serves the Properties and also provides facilities management services for both affiliated and unaffiliated third parties, including condominium, bank, university and government buildings. During 1996, services were provided with respect to approximately 28 million square feet of facilities.

     INTERIOR CONSTRUCTION AND RENOVATION SERVICES. The management construction business, conducted through Smith Management Construction, Inc., an operating subsidiary of the Operating Partnership, is a construction management and general contracting company that provides interior construction and renovation services to the Properties and various other affiliated and unaffiliated third party clients. This subsidiary focuses primarily on capital improvement projects and office and retail tenant space construction and alteration, and provides the expertise necessary to take a project from the initial planning and preconstruction stage through the completion of the construction phase. In 1996, oversight was provided to over $58 million of construction activity.

EMPLOYEES

     As of February 28, 1997, the Operating Partnership and its subsidiaries had approximately 1,324 full-time and part-time employees, the latter primarily employed in on-site clerical positions. This total includes 614 employees who provide on-site property services and, in the Property Service Businesses, 430 persons in its engineering and technical services subsidiary, 85 persons in its interior or construction and renovation subsidiary, and 192 persons in its residential and retail leasing and management, finance, and corporate services subsidiary.


RECENT DEVELOPMENTS

     DEVELOPMENT PROPERTY. The Operating Partnership has executed a contract to purchase for $9.1 million approximately 17 acres of land for the development of an approximately 630-unit, multi-phase, mid-rise and garden apartment community in Springfield, Virginia. The site is strategically located adjacent to a new Metrorail and commuter rail station which is under construction and a regional shopping mall, and offers convenient access to the I-495 Capital Beltway and I-395, a major route into Washington, D.C. Budgeted costs for this project are expected to be approximately $60 million and construction is scheduled to commence early in the summer of 1997. In addition, the Operating Partnership is currently engaged in pre-development activities on two additional sites which are in desirable submarkets: a residential development site in Reston, Virginia, and an infill site in northwest Washington, D.C.


     ACQUISITION PROPERTIES. During 1996, the Operating Partnership acquired four properties containing 1,049 apartment units, as further described below.

     Charter Oak. This 262-unit, garden-style, multifamily complex located in Reston, Virginia was acquired in March 1996 for approximately $13.7 million cash and 22,059 Operating Partnership Units valued at $0.5 million (based on the market price of the Company's stock on the date of the acquisition). It is located in Virginia's fast growing high-tech corridor along the Dulles Access Road, adjacent to a golf course and within walking distance of Reston Town Center (a major retail and office complex). During the fourth quarter of 1996, Charter Oak had an average occupancy of approximately 97.1% and average monthly rental revenue per apartment unit of approximately $873.

     Governor Spotswood. This 47-unit, garden-style, multifamily apartment complex located in Old Town, Alexandria was acquired in March, 1996 for approximately $2.8 million in cash. It was combined for management purposes with its sister property, Boulevard of Old Town, which the Operating Partnership acquired in 1995, and renamed Boulevard of Old Town Phase II. It is adjacent to specialty boutique retailers and first class restaurants in the historic Old Town area of Alexandria. During the fourth quarter of 1996, this property had an average occupancy of approximately 96.2% and average monthly rental revenue per apartment unit of approximately $798.

     Van Ness South. This 625-unit, high-rise, multifamily apartment building in northwest Washington, D.C. was acquired in July, 1996 for approximately $41.8 million in cash. This 11-story, luxury high-rise is located within walking distance of the Van Ness Metrorail station. Its amenities include three levels of underground parking, a large outdoor swimming pool and a new fitness center. During the fourth quarter of 1996, Van Ness South had an average occupancy of approximately 98.4% and average monthly rental revenue per apartment unit of approximately $994.

     1841 Columbia Road. This 115-unit, high-rise, multifamily apartment building in northwest Washington, D.C. was acquired in August 1996 for approximately $5.3 million, consisting of assumed debt of approximately $3.3 million and 79,600 Operating Partnership Units valued at $2.0 million (based on the market price of the Company's stock on the date of the acquisition). This eight-story high-rise is located near the Woodley Park Metrorail station in Washington, D.C.'s Adams Morgan neighborhood. The Property includes approximately 16,000 square feet of street-level retail space, and among the tenants are a NationsBank branch office and several restaurants. During the fourth quarter of 1996, the Property had an average occupancy of approximately 97.5% and average monthly rental revenue per apartment unit of approximately $600.

     In addition to the above-described properties, the Operating Partnership also acquired three multifamily properties with 1,828 apartment units in the first quarter of 1997, as further described below.

     Crystal Plaza. This 540-unit, high-rise, multifamily apartment building located in Crystal City, Arlington, Virginia, was acquired in February 1997 for 307,079 Operating Partnership Units with an approximate value of $8.7 million (based upon the price of the Company's stock on the date of the acquisition), and the assumption of an existing mortgage, for an approximate total cost of $43.1 million. The property was developed and managed by the Smith Companies, predecessor to the Operating Partnership, and remains subject to a 5.1% net profits interest in favor of an unaffiliated third party. During 1996, this property had an average occupancy of 98.7% and average monthly rental revenue per apartment unit of approximately $1,167.

     Crystal Towers. This 912-unit, high-rise, multifamily apartment building located in Crystal City, Arlington, Virginia, was acquired in February 1997 for 842,544 Operating Partnership Units with an approximate value of $23.9 million (based upon the price of the Company's stock on the date of the acquisition), $1.6 million in cash, and the assumption of an existing mortgage for an approximate total cost of $71.8 million. The property was developed and managed by the Smith Companies, predecessor to the Operating Partnership. During 1996, the property had an average occupancy of 97.6% and average monthly rental revenue per apartment unit of approximately $1,047.

     Kenmore. This 376-unit, high-rise multifamily apartment building located in northeast Washington, D.C., was acquired in March, 1997 for 510,674 Operating Partnership Units with an approximate value of $14.5 million (based upon the price of the Company's stock on the date of the acquisition) and the assumption of an existing mortgage, for an approximate total cost of $15.8 million.

EXECUTIVE OFFICERS OF THE COMPANY

     The following is a biographical summary of the experience of the executive officers of the Company:

     ROBERT H. SMITH. Mr. Smith is Co-Chief Executive Officer and Co-Chairman of the Board of the Company and Co-Chairman of the Board of each of the Property Service Businesses. Since 1962, Mr. Smith has been the President, Chief Executive Officer and a director of Charles E. Smith Construction, Inc. and its predecessor companies, where he oversees and directs all phases of development and construction of the Smith Companies' office, retail and residential real estate projects. He is also Secretary/Treasurer and a director of Charles E. Smith Management, Inc., which specializes in the management of office buildings. Mr. Smith joined the Smith Companies in 1950. Mr. Smith is 68 years old and the brother-in-law of Robert P. Kogod.

     ROBERT P. KOGOD. Mr. Kogod is Co-Chief Executive Officer and Co-Chairman of the Board of the Company and Co-Chairman of the Board of each of the Property Service Businesses. Since 1964, Mr. Kogod has been the President, Chief Executive Officer and a director of Charles E. Smith Management, Inc. where he oversees and directs all phases of the leasing and management of the Smith Companies' office real estate portfolios. He is also Secretary/Treasurer and a director of Charles E. Smith Construction, Inc., an affiliated company that specializes in the development and construction of office, retail and residential projects. Mr. Kogod joined the Smith Companies in 1959. Mr. Kogod is 65 years old and the brother-in-law of Robert H. Smith.

     ERNEST A. GERARDI, JR. Mr. Gerardi is President, Chief Operating Officer and a Director of the Company, and is President, Chief Executive Officer, and a director of each of the Property Service Businesses. From 1985 until 1994, Mr. Gerardi was a member of the Executive Committee of Charles E. Smith Management, Inc., where he had overall responsibility for all day-to-day business operations and long-range planning. From 1985 through 1993, he served as Executive Vice President and Senior Executive Vice President of Charles E. Smith Management, Inc. Prior to joining the Smith Companies in 1985, Mr. Gerardi was with Arthur Andersen and Co., where he served as senior partner in charge of the firm's accounting and financial practice for over 250 professionals in Washington, D.C. During his 27 years with Arthur Andersen, he specialized in management consultation and strategic planning. He is also a member of the American Institute of Certified Public Accountants and the D.C. Institute of Certified Public Accountants. Mr. Gerardi is 61 years old.

     WESLEY D. MINAMI. Mr. Minami is Senior Vice President and Chief Financial Officer of the Company and Smith Realty Company, one of the Property Service Businesses, and is responsible for the Operating Partnership's debt portfolio, corporate financial planning, and its treasury, accounting, controls and information systems departments. Prior to joining the Company, Mr. Minami was the Chief Financial Officer for Ascent Entertainment Company since 1995, and previous to that had been the Treasurer of Comsat Corporation and the Senior Vice President, Finance and Administration and Chief Financial Officer for Oxford Realty Services Corporation. Mr. Minami is 40 years old.

     ROBERT D. ZIMET. Mr. Zimet is Senior Vice President, General Counsel and Secretary of the Company and Smith Realty Company, one of the Property Service Businesses. Mr. Zimet has been a member of the Executive Committee of Charles E. Smith Management, Inc. for at least the last five years. He has been the General Counsel and a Senior Vice President of Charles E. Smith Management, Inc. since joining the Smith Companies in 1983, and he became a Group Senior Vice President of Charles E. Smith Management, Inc. in 1991. Mr. Zimet is responsible for the legal affairs of the Operating Partnership and the Smith Companies, as well as supervision of the Human Resources and Office Services departments of Smith Realty Company. Mr. Zimet is 58 years old.

     ROGER L. WEEKS. Mr. Weeks is Senior Vice President-Residential of the Company and Smith Realty Company, one of the Property Service Businesses. Since 1980, Mr. Weeks has been Senior Vice President and Department Head of the Residential Management Department for which he had overall property management and leasing responsibility for the entire multifamily residential management portfolio. Mr. Weeks was also a member of the Executive Committee of Charles E. Smith Management, Inc. until 1994. He joined the Smith Companies in 1967. Mr. Weeks is a member of the Building Owners and Managers Association, former Treasurer of the National Apartment Association and past President of the Apartment and Office Building Association. Mr. Weeks is 55 years old.

     MATTHEW B. McCORMICK. Mr. McCormick is the Senior Vice President-Retail of the Company and Smith Realty Company, one of the Property Service Businesses. Since 1988, Mr. McCormick has been the Senior Vice President and Department Head of the Retail Group, where he is responsible for retail property management and leasing, as well as outside retail brokerage services. Prior to joining the Smith Companies in 1988, Mr. McCormick was a retail specialist with the Washington, D.C. office of Coldwell Banker. Mr. McCormick is 36 years old.

     ALFRED G. NEELY. Mr. Neely is Senior Vice President-Development of the Company, responsible for the zoning, planning and development of all multifamily buildings. Since joining Charles E. Smith Construction, Inc., in 1989 as a Senior Vice President and now as a Group Senior Vice President, Mr. Neely has been responsible for zoning, planning and development. Prior to joining the Smith Companies, Mr. Neely was Executive Vice President and Managing General Partner of the New Height Group, a real estate and development company in Denver, Colorado. During his nine years with this company, Mr. Neely was responsible for development and management of mixed-use properties. Mr. Neely is 51 years old.


ITEM 2. PROPERTIES

GENERAL

     The 46 Properties consist of 44 Multifamily Properties and two Retail Properties, as described in more detail below. Thirty of the Multifamily Properties and both Retail Properties were acquired in connection with the Formation Transactions, two additional Multifamily Properties were acquired in 1994, five additional Multifamily Properties were acquired and one additional Multifamily Property was developed and delivered in 1995, four additional Multifamily Properties were acquired in 1996 (one of which was later combined with another Property for operational and statistical purposes), and three additional Multifamily Properties were acquired in the first quarter of 1997. In addition, the Operating Partnership holds minority limited partnership interests in two other multifamily apartment properties in the Washington metropolitan area, acquired in the Formation Transactions and increased in a subsequent transaction.

     All of the Operating Partnership's properties are located in developed areas that include other residential and retail properties. The number of competitive residential properties in a particular area could have a material effect on the Operating Partnership's ability to lease apartment units and on the rents charged. In addition, other forms of single and multifamily residential properties provide housing alternatives to tenants and potential tenants of the Operating Partnership's residential properties. The Operating Partnership's retail properties face similar competition with other retail properties with respect to tenant leases. The Operating Partnership believes that the properties are well located in their markets and are well constructed and designed. In the opinion of management, the Operating Partnership's properties are adequately covered by insurance.


MULTIFAMILY PROPERTIES

     The 44 Multifamily Properties are located in the Washington, D.C. metropolitan area and contain a total of 17,028 garden, mid-rise, and high-rise apartment units, ranging in size from 115 to 1,065 units. All of the Multifamily Properties are 100% owned by the Operating Partnership, the Company, and their subsidiaries. The Smith Companies developed and built 27 of the Multifamily Properties owned by the Operating Partnership (not including the recently-completed Westerly at Worldgate, which was developed by the Operating Partnership but constructed by an affiliate of the Smith Companies). In 1996, the average monthly rental revenue per unit was $883 and the average economic occupancy was 97.0% for the Core Residential Portfolio (Multifamily Properties acquired in the Formation Transaction or in other transactions prior to December 31, 1994.)

     Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities and services, which may include 24-hour desk service, swimming pools, tennis courts, exercise rooms and/or saunas, day care centers, party or meeting rooms, tenant newsletters, and laundry facilities. Nearly all units are wired for cable television, and many units also offer additional features, such as washer/dryer, microwave, fireplace, and patio/balcony. The Operating Partnership maintains an ongoing program of regular maintenance and capital improvements and renovations, including roof replacement and exterior maintenance, kitchen and bath renovations, balcony repairs, and replacements of various building systems.

     The following table sets forth certain additional information relating to the Multifamily Properties as of December 31, 1996 (in the following table, occupancy is based upon economic occupancy, which measures occupancy beginning on the rent commencement date; monthly revenue per unit is total property revenue divided by the number of apartment units; and certain data may be omitted for properties not operated by the Operating Partnership for the entire year):

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
 Residential Portfolio Statistics for the Twelve Months Ended December 31, 1996

                                                                Number of       Average         Monthly          Average
Property Type /                       Property        Year      Apartment        Sq. Ft.        Revenue          Economic
Property Name                         Location        Built       Units         Per Unit       Per Unit         Occupancy
--------------------------------  ----------------  ---------  -----------     -----------   ------------     -------------
Core Residential Portfolio

  High-Rise
    Albemarle                     Washington, D.C.     1959         235           1,097         $1,126           99.3%
    Calvert - Woodley             Washington, D.C.     1954         136           1,001          1,046           99.8%
    Cleveland House               Washington, D.C.     1955         216             894          1,001           98.3%
    Corcoran House                Washington, D.C.     1961         138             464            757           99.5%
    Courthouse Plaza              Arlington, VA       1988/90       396             772          1,134           97.8%
    Crystal House I               Arlington, VA        1964         426             917            933           96.7%
    Crystal House II              Arlington, VA        1965         402             938            905           96.3%
    Crystal Place                 Arlington, VA        1987         180             894          1,210           97.6%
    Crystal Square                Arlington, VA       1973/75       378           1,121          1,080           98.4%
    Gateway Place                 Arlington, VA        1987         162             826          2,023           93.1%
    Marbury Plaza                 Washington, D.C.     1966         672             997            621           95.3%
    Skyline Towers                Fairfax Co., VA     1970/72       940           1,221            950           97.1%
    Statesman                     Washington, D.C.     1961         281             593            739           98.6%
    2501 Porter Street            Washington, D.C.     1988         202             760          1,356           96.7%
    Water Park Towers             Arlington, VA       1988/89       360             881          1,486           97.8%
                                                               ---------       ---------      ---------      ---------
      Sub-Total / Average                                         5,124             956          1,018           97.3%

   Mid-Rise
     Berkeley                     Arlington, VA        1960         138             891            704           97.6%
     Columbian Stratford          Arlington, VA        1959         227             942            719           98.2%
     Executive Central            Arlington, VA        1960         230             903            749           98.8%
     Executive North              Arlington, VA        1959         215             892            748           97.6%
     Executive South              Arlington, VA        1961         266             842            727           98.1%
     Windsor Towers               Arlington, VA        1965         280           1,025            760           96.9%
                                                               ---------       ---------      ---------      ---------
       Sub-Total / Average                                        1,356             920            737           97.9%

   Garden
     Bedford Village              Fairfax Co., VA      1967         752           1,070            859           96.1%
     Car Barn                     Washington, D.C.    1981/87       196           1,311            823           96.9%
     Columbia Crossing            Arlington, VA       1990/91       247             976          1,116           98.2%
     Concord Village              Arlington, VA        1968         531           1,025            762           93.9%
     Fort Chaplin                 Washington, D.C.    1963/65       549             983            603           96.5%
     The Manor                    Montgomery Co., MD   1969         435             999            729           95.6%
     Newport Village              Alexandria, VA      1969/71       937           1,115            862           98.3%
     Orleans Village              Fairfax Co., VA     1965/67       851           1,061            787           96.9%
     Oxford Manor                 Washington, D.C.     1968         227           1,005            596           94.7%
     Patriot Village              Fairfax Co., VA     1973-77     1,065           1,162            851           96.7%
     Potomac View                 Loudoun Co., VA      1978         192             965            708           97.8%
                                                               ---------       ---------      ---------      ---------
       Sub-Total / Average                                        5,982           1,073            801           96.6%
                                                               ---------       ---------      ---------      ---------
         Sub-Total / Average                                     12,462           1,008            883           97.0%

Residential Acquisition /
 Development Portfolio

  High-Rise
    Suburban Tower
     (acquired 1/95)              Montgomery Co., MD   1960         172             677            762           97.4%
    Connecticut Heights
     (acquired 6/95)              Washington, D.C.   1920s/74       519             536            761           95.9%
    The Bennington
     (acquired 9/95)              Arlington, VA        1982         348             804            986           97.3%
    Van Ness South
     (acquired 7/96)              Washington, D.C.     1970         625             956            N/A            N/A
    1841 Columbia Road
     (acquired 8/96)              Washington, D.C.     1923         115             634            N/A            N/A
                                                               ---------       ---------      ---------      ---------
      Sub-Total / Average                                         1,779             756            837           96.7%

  Garden
    Blvd. of Old Town /
     Gov. Spotswood
     (acquired 4/95,3/96)         Alexandria, VA       1941         159             603            723           96.8%
    Westerly at Worldgate
     (opened 5/95)                Fairfax Co., VA      1995         320             921          1,063           92.8%
    Oakwood
     (acquired 12/95)             Vienna, VA           1980         218             968          1,001           93.9%
    Charter Oak
     (acquired 3/96)              Reston, VA           1970         262           1,097            N/A            N/A
                                                               ---------       ---------      ---------      ---------
      Sub-Total / Average                                           959             927            966           93.9%
                                                               ---------       ---------      ---------      ---------
        Sub-Total / Average                                       2,738             816            889           95.5%
                                                               =========       =========      =========      =========
All Residential Properties                                       15,200             974            884           96.9%
                                                               =========       =========      =========      =========

     The following table sets forth the total number of apartment units in the Core Residential Portfolio, the economic occupancy, and the average monthly rental revenue per unit as of the end of 1996 and in each of the previous five years:

     MULTIFAMILY PROPERTIES

                                                  Average Monthly
Year      Number of Units  Percent Occupied*     Revenue Per Unit
----      ---------------  -----------------     ----------------
1996            12,462           97.0%                $883
1995            11,834           97.2%                $862
1994            11,834           97.8%                $845
1993            11,834           97.8%                $818
1992            11,587           97.2%                $802
1991            10,831           96.2%                $768

* Based on the economic occupancy of stabilized properties in the portfolio for one year prior to the commencement of the specified year.

RETAIL PROPERTIES

     The Operating Partnership's two Retail Properties, Skyline Mall and Worldgate Centre, are enclosed malls containing a total of approximately 436,000 square feet of retail space. Both Retail Properties lease health club facilities to entities controlled by Messrs. Smith and Kogod pursuant to leases which expire on December 31, 2015.

     WORLDGATE CENTRE. Worldgate Centre is a community retail center located in Herndon, Virginia, at the intersection of two major Northern Virginia traffic arteries, the Dulles Airport Access Highway and Centreville Road. Developed by the Smith Companies in 1991, it is a part of a mixed-use development which includes the 320-unit multifamily development project of the Operating Partnership that was opened in the spring of 1995. In addition to this immediate market, this Property is located in Fairfax County, the highest median income county in the country. It contains the 108,670 square foot Worldgate Athletic Club, a Loews Cinema, and a mix of approximately 40 other food service, fashion and specialty retailers and various business and general service tenants. Worldgate Centre has 230,926 square feet of leasable area and had an average occupancy rate of 99.8% during 1996. Approximately 17.3% of the leases, based on net rentable area, are scheduled to expire prior to the year 2001.

     SKYLINE MALL. Skyline Mall is a two-level, enclosed community retail center located on Route 7 in Northern Virginia, at the intersection of Fairfax County, Arlington County, and the City of Alexandria, Virginia. Originally developed by the Smith Companies in 1977, it is part of a mixed-use community which also includes over two million square feet of office space and over 3,300 high-rise condominium and apartment units (including Skyline Towers, a 940-unit Multifamily Property owned by the Operating Partnership), all within walking distance. The Property has 204,914 square feet of leasable area and had an average occupancy rate of 95.1% in 1996. It contains the 79,920 square foot Skyline Racquet and Health Club, an AMC Cinema, and approximately 40 other stores, including restaurants, fashion and specialty retailers, and various business and general services. Approximately 20.1% of the leases, based on net rentable area, are scheduled to expire prior to the year 2001.

     The following table sets forth certain additional information relating to the Retail Properties as of December 31, 1996 (figures include space leased to two health clubs affiliated with Messrs. Smith and Kogod):

     RETAIL PROPERTIES



                                            Gross                         Average     Average
                                            Leasable  Number   Average    Base Rent   Gross Rent
Property                        Year        Area      of       % Leased   Per SF      Per  SF
Name           Location         Completed   (SF)      Stores   1996       Leased      Leased
-----------------------------------------------------------------------------------------------
Skyline Mall   Fairfax Co., VA  1977        204,914     40     95.1%       $11.40     $16.06
Worldgate
Centre         Herndon, VA      1991        230,926     40     99.8%       $19.57     $26.45
                                            -------            ----        ------     ------
                                            435,840            97.6%       $15.83     $21.69


LAND

     The Operating Partnership has executed a contract to purchase an unimproved
17.03 acre site in Springfield, Virginia for the construction thereon of a 630-unit, multi-phase, low-rise and mid-rise multifamily apartment complex. The Operating Partnership also has a contract and intends to acquire a 36-acre site in Reston, Virginia for the construction thereon of an approximately 375-unit multifamily apartment complex. The Operating Partnership may, from time-to-time, acquire unimproved land for the purpose of future development.


PROPERTY MARKETS

     The Operating Partnership believes that the demographic and economic trends and conditions in the Washington, D.C. metropolitan area, the market where the Properties are located, indicate a potential for continued high occupancy and moderate rental rate growth in 1997.

     All of the Operating Partnership's Properties are located in the Washington, D.C. metropolitan area, which traditionally has been, and which the Operating Partnership believes will continue to be, among the strongest regions in the United States for multifamily rental properties and one of the most stable markets compared to many other markets which encounter significant fluctuations over time. The region is the country's fifth largest employment market with over 2.9 million jobs, and is projected to add 648,000 jobs over the period 1993 to 2005, an average increase of over 50,000 jobs annually, according to projections prepared by the U.S. Dept. of Commerce, Bureau of Economic Analysis, and released in mid-1996. This is the third largest projected employment increase of all U.S. cities as indicated on the following table:

PROJECTED JOB GROWTH FOR MAJOR U.S. CITIES 1993 TO 2005

Metro Area (MSA)           Job Increase Rank   Projected Jobs Added

Chicago, IL                         1.                  763,000
Los Angeles-Long Beach, CA          2.                  685,000
WASHINGTON, DC-MD-VA                3.                  648,000
Boston, MA                          4.                  600,000
Atlanta, GA                         5.                  598,000
Orange County, CA                   6.                  525,000
Houston, TX                         7.                  515,000
Dallas, TX                          8.                  486,000
Phoenix-Mesa, AZ                    9.                  469,000
San Diego, CA                       10.                 429,000
_________________________
Source: U.S. Dept. of Commerce, Bureau of Economic Analysis, May, 1996


     According to the same Department of Commerce projections, the Washington D.C. metro area is also projected to have the third largest population increase of all U.S. cities as shown in the following table:

PROJECTED POPULATION GROWTH FOR MAJOR U.S. CITIES 1993 TO 2005

                                 Population           Projected Total
Metro Area (MSA)              Increase Rank (1)     Population Increase

Riverside-San Bernardino, CA         1.                  928,000
Los Angeles, Long Beach, CA          2.                  927,000
WASHINGTON, D.C.-MD-VA               3.                  744,000
Atlanta, GA                          4.                  732,000
Chicago, IL                          5.                  716,000
Houston, TX                          6.                  673,000
Phoenix-Mesa, AZ                     7.                  617,000
San Diego, CA                        8.                  595,000
Orange County, CA                    9.                  531,000
Boston, MA, NH                       10.                 518,000
_________________________
(1) Reflects rank increase in population by number of people
Source: U.S. Dept. of Commerce, Bureau of Economic Analysis, May 1996

      A significant factor contributing to the employment and population increases projected for the Washington D.C. metropolitan area is the continuing growth of the technology sector, particularly the information technology segment. The Washington area is estimated to be similar in number of technology jobs (256,000) to San Jose/Silicon Valley in California (283,000) and Boston/Route 128 in Massachusetts (311,500), according to a study conducted by The Center for Regional Analysis, George Mason University, using 1992 data. This study also concluded that the technology segment in the Washington D.C. area is "...most likely, the fastest growing" of the three regions.

     The continuing strength of the technology sector has been a key factor enabling the region to maintain economic growth notwithstanding Federal Government downsizing over the past three years. Over the three-year period 1994 through and including 1996, 131,900 new wage and salary jobs were added in the region, which more than offset 44,100 Federal government jobs "downsized" over the same period, resulting in a net job increase of 87,800 jobs over the period, according to data derived by the governments of the District of Columbia, Maryland and Virginia from original data compiled by the Bureau of Labor Statistics. Economic growth in the Washington metro area in 1996 was adversely affected by the 1996 Federal budget stalemate and related government shutdowns, however 27,400 new jobs were added during the year, which offset the loss of 14,800 Federal government jobs during this period, resulting in a net job increase of 12,600. In recent years employment growth has been considerably stronger in the Northern Virginia segment of the metropolitan area (33,600 net increase in 1996), which is the sector where the majority of the Operating Partnership's properties are located (76% of units), and the Operating Partnership believes that this trend will continue due to the concentration of technology firms in Northern Virginia.

     Demand for multi-family rental apartments continues to be strong in the Washington, D.C. metropolitan area as evidenced by high occupancy rates. Annual surveys of approximately 80% of comparable investment grade apartment properties conducted by The REIS Reports, Inc. have indicated that the overall market-wide occupancy rates were 96.4% in January 1997, 96.5% in the first quarter of 1996, and 95.9% in the first quarter of 1995. The average occupancy rate of the Operating Partnership's Core Residential Portfolio was 97.0% in 1996, which is higher than the overall market average (which was determined on a physical occupancy basis that typically yields a slightly higher occupancy percentage than the economic basis on which the Operating Partnership's occupancy percentage is calculated). The REIS Reports, Inc. forecast in March 1996 that the average annual apartment occupancy in the Washington metropolitan area in the 1997 - 2001 period will be between 95.7% and 96.9%, and annual rental rate increases will average between 3.8% and 4.6%, in both cases above its forecast for the U.S. averages.

     The supply of multifamily properties has been increasing moderately in the Washington metropolitan area over the past several years and is likely to continue to do so based on multifamily permits data compiled by the U.S. Census Bureau. These data show that the numbers of multifamily permits issued in the area were 5,202 in 1994, 5,952 in 1995 and 7,786 in 1996, and these data include both for-sale condominium and rental apartment properties. These levels remain well below the peak of over 13,000 in 1987. Most of the new supply of rental apartments is occurring in the outer suburban areas and does not compete directly with the Operating Partnership's properties, which are predominantly in the vicinity of and within Interstate Highway 495, the Capital Beltway.

     Overall, the Operating Partnership believes that the anticipated increases in employment and population projected for the Washington D.C. area, together with moderate increases in supply of new rental units in locations competitive with the Operating Partnership's properties, will result in the Operating Partnership's multifamily rental submarkets remaining in a strong occupancy position for at least the next 18 - 24 months. As a result, the Operating Partnership believes that these conditions will provide an opportunity to improve apartment rent levels and investment values, and will also allow new development opportunities.

MORTGAGE FINANCING

     Thirty-three of the 43 Properties owned at December 31, 1996 were subject to Mortgage Loans aggregating approximately $416,808,000 as of December 31, 1996. The Mortgage Loans are collateralized by nonrecourse first lien mortgages or deeds of trust on Properties organized into four pools ("Mortgage Pool One," "Mortgage Pool Two," "Mortgage Pool Three," and "Mortgage Pool Four", as shown in the chart below) and three individual loans (the "Acquisition Mortgages"), and bear interest at a weighted average interest rate of 8.01% at December 31, 1996. The Properties collateralizing each Mortgage Loan, the outstanding principal balances as of December 31, 1996, the applicable interest rates, and the maturity dates for each Mortgage Loan are set forth in the chart below.

     Each of the related loan agreements for Mortgage Pool One and Mortgage Pool Two requires the payment of interest only and contains cross-collateral and cross-default provisions among the separate financing partnership borrowers in each pool. Prepayment of these loans would be subject to a yield maintenance premium. The loan secured by Mortgage Pool Three is interest only through June 30, 1999, at which time amortization begins using a 25-year amortization schedule with a balloon payment at maturity. In addition, this loan may not be prepaid until May 1, 1999, at which time it would be subject to a yield maintenance premium. In January, 1996 this financing was modified to extend the term for an additional five years to June 30, 2009, and was cross-collateralized with a new $83 million permanent line of credit from the same lender, as described below. Certain predecessor partners executed guarantees for $42 million of the mortgage loans secured by Mortgage Pool Three. The loan secured by Mortgage Pool Four was refinanced in September 1996 and was obtained jointly with a ground lessor, with a portion of the principal allocated to each of them. The ground lessor has been allocated $9.9 million of the refinanced loan (of the total of $41.0 million outstanding as of December 31, 1996), for which the Operating Partnership is contingently liable. The loan requires the payment of interest only through August 2004, at which time amortization begins using a 30-year amortization schedule with a balloon payment due in August 2009. The Operating Partnership remits full debt service to the lender and reduces its ground rent payment by the corresponding amount of debt service relating to the principal assigned to the ground lessor.

     The Acquisition Mortgages relate to the 1995 and 1996 acquisitions of three Properties by the Operating Partnership. The Acquisition Mortgage for Connecticut Heights was assumed in connection with the purchase of this Property on June 30, 1995. The outstanding balance as of December 31, 1996, was $17,245,000 (it has subsequently been significantly reduced) and it matures on June 30, 1997. The loan amortizes through maturity and has a variable interest rate equal to a blended LIBOR rate plus 1.70% (7.2% as of December 31, 1996). The Acquisition Mortgage for the Bennington was assumed in connection with the purchase of this Property on September 29, 1995. The outstanding balance as of December 31, 1996, was $12,870,000, and it matures on October 31, 2020. The loan amortizes through maturity and carries a fixed interest rate of 7.50%. The Acquisition Mortgage for 1841 Columbia Road was assumed in connection with the purchase of this Property on August 1, 1996. The outstanding balance as of December 31, 1996, was $3,244,000, at a fixed interest rate of 9.00% per annum and a maturity date of August 1, 1999.

     In addition to the mortgage debt shown on the chart below, a construction loan is secured by the Westerly, a property developed by the Operating Partnership. This interest-only loan had an outstanding balance of $17,686,000 on December 31, 1996, carried a blended floating interest rate of 7.32% at year end, and was to have matured on June 1, 1997; it has subsequently been repaid in full.


                                                  12/31/96
Mortgage Pool/                                    Outstanding    Interest   Maturity
Collateral              Location                  Principal      Rate       Date
-----------------------------------------------------------------------------------------
Mortgage Pool One                                 $110,140,000   8.01%      June 30, 1999
-----------------
  Columbian Stratford   Arlington, Virginia
  Corcoran House        Washington, D.C.
  Crystal House I       Arlington, Virginia
  Crystal House II      Arlington, Virginia
  Executive North       Arlington, Virginia
  Marbury Plaza         Washington, D.C.
  Oxford Manor          Washington, D.C.
  Skyline Towers        Fairfax County, Virginia
  Statesman             Washington, D.C.
  Water Park Towers     Arlington, Virginia
  Windsor Towers        Arlington, Virginia

Mortgage Pool Two                                 $125,214,000   8.27%      June 30, 2001
-----------------
   Bedford Village      Fairfax County, Virginia
   Car Barn             Washington, D.C.
   Concord Village      Arlington, Virginia
   Crystal Place        Arlington, Virginia
   Crystal Square       Arlington, Virginia
   Executive Central    Arlington, Virginia
   Executive South      Arlington, Virginia
   Fort Chaplin         Washington, D.C.
   Newport III (1)      Alexandria, Virginia
   Orleans Village      Fairfax County, Virginia

Mortgage Pool Three                               $117,000,000   7.99%      June 30, 2009 (2)
-------------------
   Berkeley             Arlington, Virginia
   Calvert Woodley      Washington, D.C.
   Cleveland House      Washington, D.C.
   Columbia Crossing    Arlington, Virginia
   Courthouse Plaza     Arlington, Virginia
   Gateway Place        Arlington, Virginia
   Newport I/II (1)     Alexandria, Virginia
   Skyline Mall         Fairfax County, Virginia
   2501 Porter Street   Washington, D.C.



                                                  12/31/96
Mortgage Pool/                                    Outstanding    Interest     Maturity
Collateral              Location                  Principal      Rate         Date
----------------------------------------------------------------------------------------------
Mortgage Pool Four                                $31,095,000    8.24%        August 1, 2009(3)
------------------
   Patriot Village      Fairfax County, Virginia

Acquisition Mortgages
---------------------
   Connecticut Heights  Washington, D.C.          $17,245,000    Variable(4)  June 30, 1997

   The Bennington       Arlington, Virginia       $12,870,000    7.5%         October 31, 2020

    1841 Columbia Road  Washington, D.C.          $3,244,000     9.00%        August 1, 1999
                                                  ----------     --------
                                                  $416,808,000   8.01%

----------------------------------------------------------------------------------------------

(1)  Operated as a single property, but divided for collateralization purposes.
(2) Twenty-five year amortization begins June 30, 1999. Also, reflects a five year extension agreed to in January 1996.
(3)  Thirty-year amortization begins in August 2004.
(4)  Interest rate is based on LIBOR plus 1.70%.


LINES OF CREDIT

     The Operating Partnership has a $100,000,000 revolving line of credit with PNC Bank, NationsBank, and First Bank, of which $82,050,000 was outstanding at December 31, 1996. Amounts outstanding bear interest at a selected LIBOR rate plus 1.625% (7.155% at December 31, 1996). The Operating Partnership pays a fee of .125% on any unused portions of the line of credit plus the costs of setting up the credit facility. The facility expires on June 30, 1997, with two one-year extension options thereafter on the same terms. Borrowings under this line of credit are collateralized by the Albemarle, Worldgate Centre, Manor, Potomac View, Suburban Tower, Boulevard of Old Town/Governor Spotswood, and Van Ness South apartments properties. This line of credit was repaid in the amount of $54.4 million in the first quarter of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     In January, 1996, the Operating Partnership secured a new $83 million credit facility from Northwestern Mutual Life to be used for property acquisitions. It expires in June 2004 and for the first two years provides for an interest rate that is fixed at the time of each acquisition at a spread of 1.50% over the rate of 10-year Treasury Bills. Any properties acquired in this fashion will secure the facility, and it is cross-collateralized with Mortgage Pool Three. In January 1996, the Operating Partnership drew $16,000,000 under this credit facility (and reduced by a like amount the outstanding balance under its other line of credit) and collateralized it with the Oakwood property; this line component bears interest at a fixed rate of 7.09%. In March, 1996, the Operating Partnership drew $14,000,000 under this credit facility and collateralized it with the Charter Oaks property; this line component bears interest at a fixed rate of 7.48%. The blended rate for the two components is 7.2%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     Subsequent to the Company's stock offering in the first quarter of 1997 and the related debt repayment, the Operating Partnership had approximately $126 million of unused borrowing capacity available on lines of credit.

ITEM 3.   LEGAL PROCEEDINGS.

     The Operating Partnership previously reported on a suit filed against Smith Realty Company, alleging sexual harassment and employment discrimination based on sexual preference pursuant to Title VII of the Civil Rights Act of 1964, and the Operating Partnership's motion for summary judgment, which was granted in full on June 7, 1996, resulting in a dismissal of all claims. Although the plaintiff has appealed to the United States Court of Appeals for the Fourth Circuit for a review of the judgment, and such request is not expected to be considered until early 1997, the Registrant reaffirms its belief that an adverse outcome in the remaining litigation would not have a material adverse impact on the Registrant's financial condition or results of operations, and, accordingly, the Operating Partnership will no longer report on these proceedings in its filings with the Commission.

     The Operating Partnership has previously reported on two lawsuits brought in 1994 by Alder Branch Realty Limited Partnership, a limited partner in Plaza Associates Limited Partnership ("Plaza") and Tower Associates Limited Partnership ("Tower"), whose multifamily properties are currently being managed by Smith Realty Company ("SRC"), one of the Operating Partnership's Property Services Businesses, against Robert H. Smith, as a general partner of Plaza and Tower, its managing agent, Charles E. Smith Management, Inc. ("CES"), whose residential management business was purchased by the Registrant in the Formation Transactions, and other present or former officers of CES. These suits alleged breaches of fiduciary duties by the general partners and the payment of unfair and excessive management fees. Because the Registrant did not believe that the outcome of the suits would jeopardize the continued management of Plaza's and Tower's multifamily properties by SRC or have a material impact on other properties which are managed by SRC but which did not participate in the Formation Transactions, or that an adverse outcome in such litigation would have a material adverse effect on the Registrant's financial condition or results of operations, the Registrant previously stated that it would no longer report on these proceedings in its filings with the Commission. It also previously reported a lawsuit filed on May 31, 1996, by the same plaintiff against the Registrant and its general partner, Charles E. Smith Residential Realty, Inc., as well as two of the three general partners of Tower, alleging the payment of unfair and excessive management fees and breaches of fiduciary duties by the named general partners of Tower. The latter suit sought the restitution of fees paid to SRC by Tower, a rescission of the management agreement, and compensatory and punitive damages in unspecified amounts. All three of these lawsuits have been withdrawn with prejudice pursuant to a settlement agreement entered into on November 8, 1996 which did not require any contribution by the Operating Partnership or its subsidiaries, and, accordingly, the Operating Partnership will no longer report on these proceedings in its filing with the Commission.

     Other than as set forth above, neither the Operating Partnership nor the Property Service Businesses is presently subject to any material litigation nor, to the Operating Partnership's knowledge, is any material litigation threatened against the Operating Partnership or the Property Service Businesses other than routine litigation arising in the ordinary course of business expected to be covered by liability insurance, which will not have a material adverse effect on the Operating Partnership's financial position, results of operations or cash flows.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS.

     There is no established public trading market for the Units of the Operating Partnership. The Company's shares of Common Stock, for which the Units may, from time-to-time be redeemed, have been listed on the New York Stock Exchange ("NYSE") since June 24, 1994, trading under the symbol "SRW." Prior to that date, the Company's shares of Common Stock were not publicly traded.

     The Operating Partnership has, on five occasions since its commencement of operations and through December 31, 1996 (as set forth in the chart below), issued Units for the purpose of acquiring all or a part of an ownership interest in a real estate property. The recipients of these Units have been the partners of partnerships owning such property, who have swapped their ownership interest for Units, cash, the assumption of debt, or some combination thereof. These Units are offered on a private placement basis, and the offerings are completed without an underwriter or the payment of sales commissions or discounts. The Operating Partnership believes that such offerings and sales were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D promulgated thereunder, the conclusion of the Operating Partnership, after diligent investigation, that all purchasers were "accredited investors" as defined in Rule 501 and met the other requirements of Registration D, the delivery to each prospective purchaser of appropriate written materials, and the execution by each purchaser of a qualifying subscription agreement.


                          UNREGISTERED UNIT ISSUANCES

Issue Date    # of Units Issued      Consideration     Implied Unit Value     Redeemable

1/31/95            251,172       interest in Suburban      $6,404,886       after one year
                                  Towers Apartments      ($25.50/Unit*)

6/30/95            309,306       interest in Connecticut   $7,384,681       after one year
                                 Heights Apartments       ($23.88/Unit)

11/1/95             77,125         10% interest in         $1,765,000       after two years
                                Brandywine Apartments     ($22.88/Unit)

3/15/96             22,059     interest in Charter Oak      $551,475        after one year
                                     Apartments           ($25.00/Unit*)

8/1/96               79,600       interest in 1841          $1,890,500      after two years
                                   Columbia Road           ($23.75/Unit)
                                     Apartments

----------------
*Negotiated Value

     The following table sets forth the distributions made by the Operating Partnership with respect to each such period:

          Period                                Distributions Per Unit
          ------                                ----------------------
          January 1, 1995, to March 31, 1995       $ 0.475
          April 1, 1995, to June 30, 1995          $ 0.475
          July 1, 1995, to September 30, 1995      $ 0.490
          October 1, 1995, to December 31, 1995    $ 0.490

          January 1, 1996, to March 31, 1996       $ 0.490
          April 1, 1996, to June 30, 1996          $ 0.490
          July 1, 1996, to September 30, 1996      $ 0.505
          October 1, 1996, to December 31, 1996    $ 0.505


     On March 20, 1997, the Company had approximately 749 Unitholders of record.


ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected financial and operating information on a historical basis for the Company and the Predecessor (as hereinafter defined in the Notes to Consolidated Financial Statements). The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 have been derived from the financial statements of the Company and the Predecessor audited by Arthur Andersen LLP, independent accountants.

Charles E. Smith Residential Realty L.P. and CES Group
SELECTED FINANCIAL DATA

                                            Charles E. Smith Residential Realty L.P.                   CES Group
                                           ------------------------------------------   ----------------------------------------
                                          Year Ended December 31,                                        Year Ended December 31,
(Dollars in Thousands,                    -----------------------   June 30, 1994 to    January 1, 1994  -----------------------
Except Per Unit Data)                        1996         1995      December 31, 1994   to June 29, 1994   1993         1992
-------------------------------------------------------------------------------------   ----------------------------------------
OPERATING DATA
  Rental properties
    Revenues(1)                           $ 166,283   $ 144,909      $  67,391           $ 63,496         $ 124,187    $122,815
    Expenses                                 93,710      81,885         38,197             36,039            70,681      69,766
  Equity in income of Property Service
   Businesses                                 7,846       6,868          3,785              2,798             7,098       3,482
  Corporate general & administrative
   expenses                                   3,025       2,842          1,171              1,550             3,137       3,014
  Interest income                             1,029       1,424            825                970             1,940       1,711
  Interest expense                           43,606      37,421         17,392             24,798            46,815      46,281
  Income (loss) before extraordinary
   items                                     34,817      31,053         15,241            (10,700)           12,592       8,947
  Net income (loss)                       $  34,817   $  31,053      $  15,241           $(25,895)        $  14,691    $  8,947
                                          -----------------------------------------     ---------------------------------------
  Net income per unit(2)                  $    1.59   $    1.44      $    0.72

OTHER DATA
  FUNDS FROM OPERATIONS(3)

  Net income                              $  34,817   $  31,053      $  15,241
  Plus
    Depreciation and amortization
     of rental property                      17,931      16,258          7,738
                                          ------------------------------------
  Funds from Operations                   $  52,748   $  47,311      $  22,979
                                          ====================================
  Net cash flows provided by (used in):
    Operating activities                  $  50,981   $  53,858      $  19,877
    Investing activities                    (71,447)    (67,675)       (26,666)
    Financing activities                     14,886       4,945         25,139

  Cash distributions per unit             $   1.975   $   1.915      $    0.48

  Average residential occupancy rate(4)        97.0%       97.2%          97.8%                                97.8%        97.2%
  Average monthly revenue per
   apartment unit(5)                      $     883   $     862      $     845                            $     818    $     802
  Number of apartment units - core
   portfolio(4)(5)                           12,462      11,834         11,834                               11,834       11,587

BALANCE SHEET DATA
  Rental properties, net(6)               $ 470,093    $414,490      $ 315,213                            $ 295,544    $ 303,545
  Total assets                              522,211     469,322        391,189                              357,861      366,430
  Mortgage loans                            416,808     413,973        383,821                              573,867      549,060
  Other Limited Partners' Interest,
   at redemption value(7)                   351,873     288,663        310,247                                    -            -
  Partner's equity
    General Partner's General and Limited
     Partnership interest(6)(7)            (389,252)   (320,286)      (347,767)                            (216,006)    (182,630)

                     FOOTNOTES TO SELECTED FINANCIAL DATA

1. Includes revenues from the two retail properties of $10,176 in 1996, $10,418 in 1995, $8,990 in 1994, $8,048 in 1993 and $8,827 in 1992.

2. Per unit amounts are based on weighted average units outstanding of 21,907,632 in 1996, 21,602,995 in 1995, and 21,229,796 in 1994.

3. Funds from Operations (FFO) is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to cash flow as a measure of liquidity or ability to make distributions. The Operating Partnership considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Operating Partnership's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

4. Average occupancy is defined as gross potential rent for the core portfolio less vacancy allowance divided by gross potential rent for the period, expressed as percentage.

5. Average monthly revenue per apartment unit consists of total residential property revenue for the core portfolio divided by the respective number of apartment units divided by the number of months in the period.

6. At the formation of the Operating Partnership, all rental properties were recorded at predecessor partners' historical cost basis which is significantly less than current value and, therefore, results in dilution of partners' book value. Partner's equity of $(389,252), $(320,286) and $(347,767) as of December 31, 1996, 1995 and 1994,
        respectively, is net of $(244,208) contribution by predecessor partners of assets at historical cost, net of liabilities.

7. Limited partnership units of the Other Limited Partners may be redeemed at the unitholder's discretion. Consequently, the Other Limited Partners' Interest, measured at redemption value, is not included in partner's equity. Partner's equity has been adjusted to reflect the redemption value of Other Limited Partners' Interest. (See footnote 14 to the financial statements.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


BACKGROUND

   The following discussion should be read in conjunction with the "Selected Financial Data," and the financial statements and notes thereto included elsewhere in this annual report. The results of operations presented in the Consolidated Statements of Operations and discussed below for the years ended December 31, 1996 and 1995, and for the period from June 30, 1994 to December 31, 1994 represent the results of operations of Charles E. Smith Residential Realty L.P. (the "Operating Partnership"). The results presented in the financial statements for the CES Group (the "Predecessor") cover the period from January 1, 1994 to June 29, 1994.

   The following discussion compares historical results of operations for the years ended December 31, 1996 and 1995 and compares historical results for the years ended December 31, 1995 and 1994. In analyzing the results for 1994, management has summarized the Operating Partnership's and CES Group's results of operations for 1994.

THE OPERATING PARTNERSHIP

   The Operating Partnership is engaged primarily in the acquisition, development, management and operation of multifamily properties in the Washington, D.C. metropolitan area. Together with its subsidiaries, the Operating Partnership is a fully integrated real estate organization with in-house acquisition, development, financing, marketing, leasing and property management expertise.

   On June 30, 1994, Charles E. Smith Residential Realty, Inc. (the "Company") made a $201.4 million capital contribution to the Operating Partnership for a 1% general partnership interest and a 41.7% limited partnership interest in the Operating Partnership. The Company is the sole general partner of the Operating Partnership.

   As of December 31, 1996, the Operating Partnership and its subsidiaries, owned 41 multifamily properties and two retail properties which are located in the Washington, D.C. metropolitan area. The multifamily properties consist of the following:


                                                Number of
                                           -------------------
            Type                           Properties    Units
        --------------                     -------------------
      Core Portfolio
           High-rise                         15         5,124
           Mid-rise                           6         1,356
           Garden/Townhomes                  11         5,982
                                             --        ------
                                             32        12,462
                                             --        ------
      Acquisitions & Development
           High-rise                          5         1,779
           Garden/Townhomes                   4           959
                                             --        ------
                                              9         2,738
                                             --        ------

                                             41        15,200
                                             ==        ======


    The Operating Partnership's two free standing retail properties are enclosed malls containing a total of approximately 436,000 square feet of retail space.

    The Operating Partnership, through the Property Service Businesses, provides a range of services to the properties on essentially a cost basis and to third-party clients and affiliated partnerships on a fee basis as follows:

    . Multifamily and Retail Property Management Services provides property management and leasing services to multifamily and retail properties.

    . Interior Construction and Renovation Services provides construction and project management services for capital improvement and tenant renovation projects of office, retail and residential properties.

    . Engineering and Technical Services provides on-site building systems operations and maintenance; engineering and technical consulting; automated environmental monitoring and controls; preventive maintenance; management of building environmental systems; and repair and replacement of mechanical/electrical systems. This business also provides facilities management services for outside parties including condominium associations, banks, universities, and government agencies.

    . Financing Services provides negotiation, administration and execution of debt refinancing including sourcing funding alternatives, soliciting prospective lenders, monitoring, analyzing and negotiating changes in loan status and/or structure, and satisfying reporting requirements of lenders.

RENTAL PROPERTIES

    Revenue, expenses and income from the multifamily and retail properties were as follows (in thousands):

                                                     CES Residential Realty L.P.                  CES Group
                                        -----------------------------------------------         -------------
                                         Year Ended December 31,
                                        -----------------------------
                                                                             6/30/94 to            1/1/94 to
                                           1996               1995            12/31/94              6/29/94
                                        ------------    -------------       ------------        -------------
Multifamily Properties - Core(1)
     Revenues                             $ 132,111       $ 127,745           $  62,269           $  59,628
     Expenses                               (61,248)        (58,566)            (29,037)            (26,867)
                                          ---------       ---------           ---------           ---------
     Income before depreciation           $  70,863       $  69,179           $  33,232           $  32,761
                                          =========       =========           =========           =========
Multifamily Properties -
 Acquisitions & Development
     Revenues                             $  23,996       $   6,746           $       -           $       -
     Expenses                               (10,964)         (3,614)                  -                   -
                                          ---------       ---------           ---------           ---------
     Income before depreciation           $  13,032       $   3,132           $       -           $       -
                                          =========       =========           =========           =========
Retail Properties
     Revenues                             $  10,176       $  10,418           $   5,122           $   3,868
     Expenses                                (3,567)         (3,447)             (1,422)             (1,546)
                                          ---------       ---------           ---------           ---------
     Income before depreciation           $   6,609       $   6,971           $   3,700           $   2,322
                                          =========       =========           =========           =========
Total Rental Properties
     Revenues                             $ 166,283       $ 144,909           $  67,391           $  63,496
     Expenses                               (75,779)        (65,627)            (30,459)            (28,413)
     Depreciation and amortization          (17,931)        (16,258)             (7,738)             (7,626)
                                          ---------       ---------           ---------           ---------
Income from Rental Properties             $  72,573       $  63,024           $  29,194           $  27,457
                                          =========       =========           =========           =========

(1) "Core" represents properties owned as of December 31, 1994.

OCCUPANCY RATES

     Average occupancy of the Operating Partnership's core multifamily properties compares favorably with the Washington, D.C. metropolitan area market-wide average occupancy, based on annual surveys of approximately 80% of comparable investment grade apartment properties conducted by The REIS Reports, Inc. as follows:


                                                                  Occupancy Percent
                                               ---------------------------------------------------
                                               Operating Partnership         Washington, DC Market
                                               ---------------------         ---------------------
                            1996                       97.0%(1)                      96.4%
                            1995                       97.2%(2)                      95.8%
                            1994                       97.8%(2)                      95.2%


   (1)  Includes 32 properties containing 12,462 apartment units
   (2)  Includes 30 properties containing 11,834 apartment units


   Market-wide data from the surveys conducted by The REIS Reports, Inc. are determined on a physical occupancy basis, whereas the Operating Partnership's occupancy data is calculated on an economic basis. Physical occupancy data commonly yields a slightly higher percentage than economic occupancy because apartment units are considered physically rented when a rental applicant's deposit is received, a point in time generally prior to the actual rent commencement date used in computing economic occupancy.

RENTAL REVENUE

   Average revenue per apartment unit for the Operating Partnership's core multifamily properties increased approximately 3.4% in 1996 as compared with 1995, and 2.1% in 1995 (based on properties owned as of June 30, 1994) as compared with 1994.

   A schedule of portfolio statistics follows:



                                           CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                               RESIDENTIAL PORTFOLIO STATISTICS
                                             For the Year Ended December 31, 1996

                                                                  Number of         Average         Monthly        Average
                                           Property               Apartment         Sq. Ft.         Revenue        Economic
Property Name                              Type                   Units             Per Unit        Per Unit       Occupancy
----------------------------------------------------------------------------------------------------------------------------------
Core Residential Portfolio

   Virginia
     Bedford Village                      Garden                     752            1,070          $     859      96.1%
     Berkeley                             Mid-Rise                   138              891                704      97.6%
     Columbia Crossing                    Garden                     247              976              1,116      98.2%
     Columbian Stratford                  Mid-Rise                   227              942                719      98.2%
     Concord Village                      Garden                     531            1,025                762      93.9%
     Courthouse Plaza                     High-Rise                  396              772              1,134      97.8%
     Crystal House I                      High-Rise                  426              917                933      96.7%
     Crystal House II                     High-Rise                  402              938                905      96.3%
     Crystal Place                        High-Rise                  180              894              1,210      97.6%
     Crystal Square                       High-Rise                  378            1,121              1,080      98.4%
     Executive Central                    Mid-Rise                   230              903                749      98.8%
     Executive North                      Mid-Rise                   215              892                748      97.6%
     Executive South                      Mid-Rise                   266              842                727      98.1%
     Gateway Place                        High-Rise                  162              826              2,023      93.1%
     Newport Village                      Garden                     937            1,115                862      98.3%
     Orleans Village                      Garden                     851            1,061                787      96.9%
     Patriot Village                      Garden                   1,065            1,162                851      96.7%
     Potomac View                         Garden                     192              965                708      97.8%
     Skyline Towers                       High-Rise                  940            1,221                950      97.1%
     Water Park Towers                    High-Rise                  360              881              1,486      97.8%
     Windsor Towers                       Mid-Rise                   280            1,025                760      96.9%
                                                                  ------            -----              -----      -----
          Subtotal/Average                                         9,175            1,032                920      97.1%

   Washington, D.C.
     Albemarle                            High-Rise                  235            1,097              1,126      99.3%
     Calvert-Woodley                      High-Rise                  136            1,001              1,046      99.8%
     Car Barn                             Garden                     196            1,311                823      96.9%
     Cleveland House                      High-Rise                  216              894              1,001      98.3%
     Corcoran House                       High-Rise                  138              464                757      99.5%
     Fort Chaplin                         Garden                     549              983                603      96.5%
     Marbury Plaza                        High-Rise                  672              997                621      95.3%
     Oxford Manor                         Garden                     227            1,005                596      94.7%
     Statesman                            High-Rise                  281              593                739      98.6%
     2501 Porter Street                   High-Rise                  202              760              1,356      96.7%
                                                                  ------            -----              -----      -----
          Subtotal/Average                                         2,852              935                790      97.2%

   Maryland
     The Manor                            Garden                     435              999                729      95.6%
                                                                  ------            -----              -----      -----
           Subtotal/Average                                       12,462            1,008                883      97.0%
                                                                  ------            -----              -----      -----
Residential Acquisition/Development Portfolio

     Suburban Tower (acquired 1/95)       High-Rise                  172              677                762      97.4%
     Boulevard of Old Town /
       Governor Spotswood                 Garden                     159              603                723      96.8%
        (acquired 4/95,3/96)
     Connecticut Heights  (acquired 6/95) High-Rise                  519              536                761      95.9%
     The Bennington   (acquired 9/95)     High-Rise                  348              804                986      97.3%
     Oakwood  (acquired 12/95)            Garden                     218              968              1,001      93.9%
     Westerly at Worldgate  (opened 5/95) Garden                     320              921              1,063      92.8%
     Charter Oak  (acquired 3/96)         Garden                     262            1,097                N/A       N/A
     Van Ness South  (acquired 7/96)      High-Rise                  625              956                N/A       N/A
     1841 Columbia Road  (acquired 8/96)  High-Rise                  115              634                N/A       N/A
                                                                  ------            -----              -----      -----
          Subtotal/Average                                         2,738              816                889      95.5%
                                                                  ------            -----              -----      -----
All Residential Properties                                        15,200              974              $ 884      96.9%
                                                                  ======            =====              =====      =====

PROPERTY SERVICE BUSINESSES

   Revenues, expenses and income from the various Property Service Businesses were as follows (in thousands):


                                                      CES Residential Realty L.P.                 CES Group
                                             ------------------------------------------------   ----------------
                                             Year Ended December 31,
                                             -------------------------            6/30/94 to        1/1/94 to
                                                  1996           1995              12/31/94          6/29/94
                                             ------------   -----------          ------------      -----------
Multifamily and Retail Property
  Management Services
     Revenues                                   $ 11,465    $  9,672                $  5,238         $  2,095
     Expenses                                     (9,169)     (7,664)                 (4,149)          (1,004)
                                                ---------   ---------               ---------        ---------
     Income before
      depreciation/amortization                 $  2,296    $  2,008                $  1,089         $  1,091
                                                =========   =========               =========        =========
Interior Construction and Renovation
  Services
     Net fee revenues                           $  5,650    $  5,901                $  2,712         $  1,987
     Expenses                                     (4,670)     (4,795)                 (1,990)          (1,987)
                                                ---------   ---------               ---------        ---------
     Income before
      depreciation/amortization                 $    980    $  1,106                $    722         $      -
                                                =========   =========               =========        =========
Engineering and Technical Services
  (including reimbursed costs)
     Revenues                                   $ 42,179    $ 40,186                $ 18,667         $ 18,341
     Expenses                                    (38,516)    (36,701)                (17,310)         (15,919)
                                                ---------   ---------               ---------        ---------
     Income before
      depreciation/amortization                 $  3,663    $  3,485                $  1,357         $  2,422
                                                =========   =========               =========        =========
Financing Services
     Revenues                                   $  2,640    $  3,018                $  1,668         $    441
     Expenses                                       (687)     (1,439)                   (497)            (393)
                                                ---------   ---------               ---------        ---------
     Income before
      depreciation/amortization                 $  1,953    $  1,579                $  1,171         $     48
                                                =========   =========               =========        =========
Total Property Service Businesses
     Revenues                                   $ 61,934    $ 58,777                $ 28,285         $ 22,864
     Expenses                                    (53,042)    (50,599)                (23,946)         (19,303)
                                                ---------   ---------               ---------        ---------
     Income before
      depreciation/amortization                    8,892       8,178                   4,339            3,561
     Depreciation/amortization                    (1,046)     (1,310)                   (554)            (763)
                                                ---------   ---------               ---------        ---------
Income from Property
  Service Businesses                            $  7,846    $  6,868                $  3,785         $  2,798
                                                =========   =========               =========        =========


   Multifamily and Retail Property Management Services provide management services to the Operating Partnership at cost plus 10% in accordance with the management agreement. In 1996, management services were provided to 18 third-party owned multifamily properties which own approximately 6,400 apartment units and to three retail properties which own approximately 293,000 square feet of retail space. Of the 21 management agreements, 14 are with affiliated partnerships and seven are with unaffiliated property owners. One management agreement was terminated by the Operating Partnership in January, 1997. The management agreements with affiliated partnerships are for initial terms of three years or more and the multifamily management agreements with unaffiliated owners generally have one-year terms. The average term for which the Operating Partnership and its predecessors have managed these properties is 20 years.

   Interior Construction and Renovation Services provided oversight to approximately $58 million of gross construction activity in 1996 compared to approximately $45 million in 1995, and approximately $40 million in 1994. Services are provided to the Operating Partnership at cost (including overhead) and at cost plus a fee to affiliated partnerships and third parties.

   Engineering and Technical Services provides on-site building systems operations, maintenance and inspection to affiliated partnerships at cost, including overhead, and to third parties at cost, including overhead, plus a fee. Services were provided to approximately 28 million square feet of facilities in 1996 and 1995, and to approximately 25 million square feet in 1994.

   Financing Services performed $242 million of refinancings in 1996 compared to $261 million in 1995, and $168 million in 1994.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996

COMPARISON TO YEAR ENDED DECEMBER 31, 1995


   SUMMARY. Net income increased 12.1%, or $3.8 million, from $31.1 million for the year ended December 31, 1995 to $34.8 million for the year ended December 31, 1996. Funds from Operations ("FFO") increased $5.4 million, or 11.5% during the same period. The increase in both net income and FFO is due to increases in income from the rental properties, primarily the multifamily acquisition and development properties, as well as increased income from the Property Service Businesses. These increases were partially offset by an increase in interest expense related to multifamily acquisitions and development.

   RENTAL PROPERTIES. Revenue from rental properties increased $21.4 million, or 14.7%, from $144.9 million for 1995 to $166.3 million for 1996. The nine multifamily acquisition and development properties, consisting of 2,738 apartment units (note that two properties purchased in 1994 totaling 627 apartment units were transferred into the core portfolio on January 1 , 1996), contributed $17.3 million, or 80.7% of the rental revenue increase. The core portfolio contributed an increase of $4.4 million, or 3.4%, over 1995 offset by a $0.2 million decrease in revenue from the retail properties.

   Average monthly revenue per apartment unit of the core portfolio increased from $854 in 1995 to $883 per month during 1996. Average economic occupancy decreased slightly to 97.0% in 1996 from 97.2% in 1995. The decrease in occupancy was not unexpected given the aggressive efforts initiated by management to increase rents as well as the implementation during the third quarter of 1996 of several revenue-enhancing initiatives, including a premium for month-to-month leases and the charging of a non-refundable move-in fee in lieu of security deposits. The Operating Partnership also continues to expand and aggressively market its furnished apartment program. As a result, revenues on this product increased $0.3 million, or 12.7%, over the prior year period.

   Retail revenues decreased by $0.2 million, or 2.3%, during the year ended December 31, 1996 compared to the prior year due to lower base and percentage rents as well as higher vacancy at Skyline Mall. Average occupancy at Skyline Mall declined from 97.3% in 1995 to 95.1% in 1996 due to several stores remaining vacant during the last six months of 1996. In addition, repairs and maintenance expenses which cannot be passed through to tenants were higher in 1996 than in 1995.

   Expenses from rental properties (including depreciation) increased $11.8 million, or 14.4%, from $81.9 million in 1995 to $93.7 million in 1996. The increases resulted primarily from the acquisition/development of 2,738 apartment units subsequent to December 31, 1994 which added $9.0 million in property operating expenses compared to the prior year. The increase of $2.7 million, or 4.6%, in operating expenses for the core portfolio was primarily due to expected increases in payroll and related costs, higher furnished apartment expenses and related marketing costs due to product expansion in 1996, increased repairs and maintenance costs and increased snow removal costs caused by the record snowfall in the first quarter of 1996. In addition, real estate taxes were significantly higher in 1996 primarily in the Virginia submarkets which constitute the majority of the portfolio. Assessments averaged 5.5% higher in 1996 than in 1995 for the Virginia properties while local property tax rates for Arlington and Fairfax counties increased by 2.1% and 5.9%, respectively. The substantial increase in utility costs during the first quarter of 1996 was mostly offset in the third quarter by an unseasonably cool summer.

   The Operating Partnership's core operating margins of approximately 54% for the years ended December 31, 1996 and 1995, respectively, are generally lower in comparison to industry averages due primarily to the cost of utilities. The Operating Partnership, for the most part, owns properties that do not meter utilities such as electricity and gas separately by apartment unit, thereby requiring the Operating Partnership to bear utility costs. The majority of the Operating Partnership's competitors, however, own properties with separately metered apartment units which require the tenants to pay utilities. Management estimates that operating margins would be closer to 57% or 58% on a comparable basis.

   PROPERTY SERVICE BUSINESSES. Income from the Property Service Businesses increased $1.0 million, or 14.2%, during 1996 compared to 1995.

   Income before depreciation/amortization for Multifamily and Retail Property Management Services increased $0.3 million, or 14.3%, resulting primarily from the impact of a non-recurring fee of $0.6 million related to the termination of a management agreement with a hotel owned by a related party. The hotel was sold during the first quarter of 1996. In addition, retail leasing income increased by approximately $0.2 million due primarily to retail leases for a third party development project. These increases were offset by approximately $0.5 million of increased marketing expenditures for furnished corporate apartments, Smith Advantage and other tenant services. Also, although income from residential management services increased approximately $0.2 million due to the growth in the size of the portfolio, the increase was offset by the cost of severance and other benefits related to a late 1996 management reorganization in this group.

   Income before depreciation/amortization for Interior Construction and Renovation Services decreased $0.1 million, or 11.4%, due primarily to a 4.3% decrease in net fee revenue caused by a shift to lower margin, third-party construction management services compared to higher margin general contracting services provided to affiliated partnerships. The decrease in revenues was partially offset by a 2.6% decrease in operating expenses resulting primarily from worker's compensation insurance savings due to favorable claims experience.

   Revenue from Engineering and Technical Services increased 5.0%, or $2.0 million, in 1996 to $42.2 million compared to 1995 due primarily to additional HVAC systems operations and preventative maintenance contracts obtained in late 1995 and throughout 1996. As a result of the growth in revenue, expenses increased by $1.8 million, or 4.9%, due primarily to additional payroll and related benefit costs associated with performing the additional work as well as increased information technology costs. Consequently, income before depreciation/amortization for Engineering and Technical Services increased 5.1% to $3.7 million for 1996 compared to $3.5 million in 1995.

   Income before depreciation/amortization for Financing Services increased $0.4 million, or 23.7%, due primarily to savings in payroll and related expenses during the latter half of 1996. These savings were partially offset by reduced revenue associated with the $19 million decrease in refinancings performed in 1996 compared to 1995.

   OTHER. Corporate general and administrative expenses increased by $0.2 million, or 6.4%, due primarily to costs incurred in connection with the Operating Partnership's ongoing acquisition and development efforts including write-offs of capitalized costs for terminated acquisition efforts. Interest expense increased by $6.2 million, or 16.5%, due to the assumption of debt and additional borrowings under the lines of credit related to the acquisition and development of multifamily properties.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995

COMPARISON TO YEAR ENDED DECEMBER 31, 1994

   SUMMARY. Net income increased $ 41.8 million from a loss in 1994 of $10.7 million to income of $31.1 million due primarily to consolidation costs of $15.6 million and debt extinguishment costs of $15.2 million in 1994 in conjunction with the Formation Transactions. In addition, interest expense was $4.8 million lower in 1995 due to lower rates achieved through the Formation Transactions, and income from rental properties was $6.4 million higher than 1994 primarily due to property acquisitions.

   RENTAL PROPERTIES. Revenue from rental properties increased $14.0 million, or 10.7%, from $130.9 million for 1994 to $144.9 million for 1995. The acquisition properties, consisting of 1,369 apartment units, contributed $5.8 million to the rental revenue increase, excluding the $3.4 million impact of the two properties transferred into Core on January 1, 1996. The Westerly at Worldgate, a 320-unit garden apartment property developed by the Company, opened in May, 1995 and was completed in December, 1995. As of December 31, 1995, it was 75.6% occupied and contributed approximately $0.9 million in revenue in 1995. Revenue from the core portfolio increased $2.5 million, or 2.1%, from 1994 to 1995, excluding the $3.4 million impact of the two properties transferred into Core on January 1, 1996. The lower than expected level of core portfolio rental increase was caused by higher economic vacancies and increased time between vacancy and subsequent lease-up in garden apartments in certain submarkets of northern Virginia and the southeast section of the Washington, D.C. submarket, especially in the second quarter of 1995. As a consequence of this slower demand in these submarkets, occupancy in the core portfolio decreased from 97.8% for 1994 to 97.2% for 1995, and average monthly revenue per apartment unit increased 2.0%, from $845 in 1994 to $862 in 1995 (based on properties owned as of June 30, 1994).

   Expenses from rental properties (including depreciation) increased $7.6 million, or 10.3%, from $74.2 million for 1994 to $81.9 million for 1995. The increase resulted primarily from the acquisition of 1,369 units and the development of 320 units which together added $3.6 million (excluding the $1.7 million impact of transferring two properties to Core on January 1, 1996) in operating costs, primarily payroll and utility expenses, as well as depreciation expense. Expenses from the core residential portfolio increased $0.9 million (excluding the $1.7 million impact of transferring two properties to Core on January 1, 1996).

   PROPERTY SERVICE BUSINESSES. Income from the Property Service Businesses increased from $6.6 million for 1994 to $6.9 million for 1995.

Income before depreciation/amortization from Interior Construction and Renovation increased $0.4 million compared to 1994 due to increased activity in tenant build-out and renovation projects at office buildings owned by affiliated partnerships and by increases in a major third party contract.

   Income before depreciation/amortization from Financing Services increased $0.4 million in 1995 compared to 1994 due to an increase in finance fee revenues. Revenue from Financing Services increased $0.9 million as $261 million of refinancings were closed in 1995, versus $168 million in 1994, and an affiliate was billed $0.3 million for financial advisory services.

   Income before depreciation/amortization from Engineering and Technical Services decreased $0.3 million while revenue increased $3.2 million. These results are attributed to more HVAC systems operations and preventative maintenance contracts, which carry lower margins. Additionally, 1994 included an unusually high level of incremental repair and replacement services for mechanical and electrical systems associated with third party contracts, which typically earn higher margins.

   OTHER. Corporate general and administrative expenses increased $0.1 million due to fees and expenses incurred in connection with the Company's and the Operating Partnership's filings pursuant to the Exchange Act, preparation of the Company's initial annual report, the registration with the SEC of the dividend reinvestment plan, and the Company's shelf registration.

   FUNDS FROM OPERATIONS. FFO is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to cash flow as a measure of liquidity or ability to make distributions. The Operating Partnership considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Operating Partnership's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

   The Operating Partnership's FFO for the years ended December 31, 1996 and 1995 and the period June 30,1994 to December 31, 1994 was as follows (in thousands):

                                                       Year Ended December 31,
                                                       -----------------------   6/30/94 to
                                                       1996               1995    12/31/94
                                                       ----------    ---------   ----------
Net Income                                              $ 34,817      $ 31,053    $ 15,241

Depreciation of Real Property                             17,931        16,258       7,738
                                                        --------      --------    --------

Funds from Operations                                   $ 52,748      $ 47,311    $ 22,979
                                                        ========      ========    ========

LIQUIDITY AND CAPITAL RESOURCES

   SUMMARY

   Net cash flow provided by operating activities was $51.0 million for 1996 compared to $53.9 million for 1995. The decrease was primarily due to a reduction in accounts payable compared to the prior year, reflecting revised payment terms to vendors, offset by higher operating income contributed by acquisitions and core growth.

   Net cash flow used by the Operating Partnership for investing activities increased $3.8 million in 1996, from $67.7 million in 1995 to $71.4 million in 1996 due primarily to increases in rental properties acquired and capital expenditures.

   Net cash flow provided by financing activities was $14.9 million in 1996 compared to $4.9 million in 1995 due to $12.5 million of additional line of credit draws in 1996 to fund cash acquisitions offset by an increase of $2.1 million in distributions. In 1996, the Operating Partnership paid distributions of $43.3 million, or $1.975 per unit representing three quarters of distributions at $.49 per unit and one quarter at $.505, a 3.1% increase.


STOCK OFFERING

   On February 19, 1997, the Company issued 2.7 million shares of common stock ("the Offering") at a price of $28.375 per share resulting in total proceeds of $72.2 million, net of underwriting discounts and other estimated Offering costs. The Company used the net proceeds from the Offering to purchase 2.7 million limited partnership units of the Operating Partnership. The Operating Partnership used the resulting proceeds to repay $61.2 million of outstanding notes payable and $9 million of mortgage debt. The balance was used to fund the property acquisitions discussed below and for general corporate purposes.

   During February and March 1997, the Operating Partnership completed the acquisition of three multifamily properties totaling 1,828 apartment units for a total cost of approximately $129 million consisting of Operating Partnership Units valued at approximately $47 million, assumed debt of approximately $80 million, and cash of approximately $2 million. One of the properties is subject to a 5.1% net profits interest in favor of an unaffiliated third party. The acquisition of these three properties brings to 5,193 the total number of apartment units acquired since the Company's initial public offering in mid-1994 which represents a 44% increase in the owned portfolio.

   On March 12, 1997, the underwriters of the Offering exercised their option to purchase an additional 0.4 million shares of common stock at $28.375 per share less underwriting discount. Net proceeds to the Company of $10.9 million were used to purchase an additional 0.4 million limited partnership units of the Operating Partnership. The Operating Partnership used the resulting proceeds to repay outstanding amounts on the lines of credit.

ACQUISITIONS AND DEVELOPMENT

   The Operating Partnership acquired and developed the following properties during 1996 and 1995:


     Total Cost (Dollars in Thousands)                             1996         1995
     ---------------------------------                          ----------   ----------
     Acquisitions
          262-unit garden apartment                             $ 14,200     $      -
          47-unit garden apartment                                 2,800            -
          625-unit high-rise apartment                            41,800            -
          115-unit high-rise apartment                             5,300            -
          172-unit high-rise apartment                                 -        6,500
          112-unit garden apartment                                    -        5,895
          519-unit high-rise apartment                                 -       24,900
          348-unit high-rise apartment                                 -       29,000
          218-unit garden apartment                                    -       16,000
     Development of 320-unit garden apartment                          -       16,700
                                                                --------     --------
                                                                $ 64,100     $ 98,995
                                                                ========     ========

The 1996 and 1995 acquisitions and development were funded as follows (in thousands):

                                                                   1996        1995
                                                                ----------  ----------
     Line of credit/construction loan draws                     $ 58,437     $ 48,054
     Assumption of mortgage debt                                   3,260       30,618
     Issuance of Operating Partnership units                       2,403       13,727
     Cash on hand                                                      -        6,596
                                                                --------     --------
                                                                $ 64,100     $ 98,995
                                                                ========     ========

   The Operating Partnership has executed a contract to purchase for $9.1 million approximately 17 acres of land for the development of an estimated 630-unit mid-rise and garden apartment property in Springfield, Virginia. The site is located adjacent to a new Metrorail and commuter rail station which are under construction and a regional shopping mall and offers convenient access to major transportation routes. Budgeted costs for this project are expected to be approximately $60 million and construction is expected to commence early in the summer of 1997, as soon as proffer agreements are concluded with government agencies. Numerous other acquisition and development projects are being pursued by the Operating Partnership.

DEBT

   As of December 31, 1996, the Operating Partnership had mortgage indebtedness and other borrowings collateralized by all 43 of the Properties as follows:


                                                              Dollars in
                                                              Thousands    Interest Rate
                                                             ------------  -------------
     Long-term, fixed rate debt:
        Mortgages                                             $ 399,563        8.05%
        $83M Acquisition Line of Credit                          30,000        7.27%
     Short-term, variable rate debt:
        Mortgages                                                17,245        7.20%
        $100M Acquisition Line of Credit                         82,050        7.16%
        Construction Loan                                        17,686        7.32%
                                                              ---------        -----
                                                              $ 546,544        7.82%
                                                              =========        =====

   As of December 31, 1996, the Operating Partnership's Debt to Total Market Capitalization Ratio was 45.9%, based on 21,999,464 Operating Partnership units outstanding measured at the Company's stock price of $29.25. The Operating Partnership's Debt Coverage Ratios for the years ended December 31, 1996 and 1995 were 2.53 and 2.44, respectively.

     Subsequent to the Offering, the related repayment of debt and the property acquisitions, principal payments on outstanding debt are due in the following years (in millions):


                            1997         $  36.7
                            1998            34.6
                            1999           115.1
                            2000             2.5
                            2001           127.9
                            Thereafter     228.4
                                         -------
                                         $ 545.2
                                         =======

   Subsequent to the Offering and the related debt repayment, the Operating Partnership had $126 million of unused borrowing capacity available on lines of credit.

   The Operating Partnership anticipates meeting principal repayment requirements through long-term borrowings, public or private issuances of debt securities or public or private equity offerings.

OTHER

   CAPITAL IMPROVEMENTS. In 1996, total capital improvements were $7.4 million, of which $6.1 million, or $489 per apartment unit, was for the core portfolio. Approximately 40% of the capital expenditures on the core portfolio are considered by management to be revenue generating or economic improvements, as shown below, which management believes directly affect the Operating Partnership's ability to increase rents. The remaining capital expenditures on the core portfolio indirectly influence the Operating Partnership's ability to increase rents and are considered non-revenue generating. A summary of core capital expenditures during 1996 follows:


                                       Total $          Actual # of       Average $ Per     Average $ Per
Expenditure Type                        Spent         Units Improved      Unit Improved       Core Unit
----------------                       -------       ----------------    ---------------    --------------
                                    (In Thousands)
Installations/Replacements:
   Appliances                         $    612               1,169           $  523           $   49
   Carpet                                  780                 622            1,254               63
   Other                                    34                  73              466                3
Renovations:
   Kitchen                                 463                 183            2,531               37
   Bath                                    526                 214            2,459               43
                                      --------            --------          -------           ------
Total Revenue-Generating
 Improvements                            2,415                                                   195

Non-Revenue Generating
 Improvements                            3,676                                                   294
                                      --------                                                ------
Total Capital Expenditures
  - Core Portfolio                    $  6,091                                                $  489
                                      ========                                                ======


   Income Taxes. The Property Service Businesses are taxable corporations, and thus, pay Federal and state income taxes on their net income. Such taxes amounted to $0.4 million and $0.6 million for 1996 and 1995 and $0.4 million for the period from June 30, 1994 to December 31, 1994.

   Effect of Inflation. Substantially all of the leases at the multifamily properties are for a term of one year or less, which enables the Operating Partnership to seek increased rents upon renewal or reletting of apartments. Retail tenant leases provide for pass-through of common area maintenance, real estate taxes and other operating costs to tenants, which reduces the impact of inflation.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Consolidated and Combined Financial Statements on Page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1997 (the "Proxy Statement"). Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company."

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the NYSE. To the best of the Company's knowledge, all required reports were timely filed during and with respect to the fiscal year ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference to the material appearing under the caption "Executive Compensation" in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is hereby incorporated by reference to the material appearing under the caption "Voting Securities and Principal Holders Thereof" in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is hereby incorporated by reference to the material appearing under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K.


14(a)(1)  FINANCIAL STATEMENTS

          Reference is made to the Index to Financial Statements and Schedule on Page F-1 of this Form 10-K.


14(a)(2)  FINANCIAL STATEMENT SCHEDULES

          Reference is made to the Index to Financial Statements and Schedule on Page F-1 of this Form 10-K.

          All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated and combined financial statements.

14(a)(3)  EXHIBITS

       **2.1 Third Party Management and Leasing, Hotel Asset Management and Corporate Services Business Transfer Agreement by and between Charles E. Smith Residential Realty, Inc. and Smith Property Management, Inc.
       **2.2 REIT Properties Management and Leasing Business Transfer Agreement by and between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P.
       **2.3 Assignment by Robert H. Smith, Clarice R. Smith, Robert P. Kogod and Arlene R. Kogod to Charles E. Smith Management, Inc. of 99% of all Partnership Interests of Residential Associates Limited Partnership
       **2.4 Assignment and Assumption Agreement by Residential Associates Limited Partnership and Charles E. Smith Residential Realty L.P.
       **2.5 Debt Assumption Agreement and Accord and Satisfaction of Debt by Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P.
       **2.6 Debt Contribution Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (the "Operating Partnership")

       **3.1   First Amended and Restated Agreement of Limited Partnership of
               the Operating Partnership, as amended
       **3.2   Certificate of Limited Partnership of the Operating Partnership

        *4.1 Amended and Restated Articles of Incorporation of Charles E. Smith Residential Realty, Inc. (the "Company")

         4.2 Amended and Restated Bylaws of the Company (Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-3 (File No. 33-93986).

      **10.1   Noncompetition Agreement by and among the Company, the Operating
               Partnership and Robert P. Kogod
      **10.2   Registration Rights and Lock-up Agreement
      **10.3   Pledge Agreement
      **10.4   First Amended and Restated 1994 Employee Stock and Unit Option
               Plan
      **10.5   First Amended and Restated 1994 Employee Restricted Stock and
               Restricted Unit Plan
      **10.6   Non-Employee Directors Stock Option Plan
      **10.7   Subscription Agreement
      **10.8   Voting Stock Partnership Agreement for Smith Property Management
               Partnership
      **10.9   Voting Stock Partnership Agreement for Smith Management
               Construction Partnership
      **10.10  Voting Stock Partnership Agreement for Consolidated Engineering
               Services Partnership
      **10.11  Amended and Restated Articles of Incorporation of Smith Realty
               Company
       *10.12  By-Laws of Smith Property Management, Inc.
       *10.13 Articles of Incorporation of Smith Management Construction, Inc. *10.14 By-Laws of Smith Management Construction, Inc.
       *10.15  Articles of Incorporation of Consolidated Engineering Services,
               Inc.
       *10.16  By-Laws of Consolidated Engineering Services, Inc.
       *10.17  Certificate of Incorporation of Smith One, Inc.
       *10.18  By-Laws of Smith One, Inc.
      **10.19  Agreement of Limited Partnership of Smith Property Holdings
               One L.P.
      **10.20  Agreement of Limited Partnership of Smith Property Holdings
               One (D.C.) L.P.
       *10.21  Certificate of Incorporation of Smith Two, Inc.
       *10.22  By-Laws of Smith Two, Inc.
      **10.23  Agreement of Limited Partnership of Smith Property Holdings
               Two L.P.
      **10.24  Agreement of Limited Partnership of Smith Property Holdings
               Two (D.C.) L.P.
       *10.25  Certificate of Incorporation of Smith Three, Inc.
       *10.26  By-Laws of Smith Three, Inc.
      **10.27  Agreement of Limited Partnership of Smith Property Holdings
               Three L.P.
      **10.28  Agreement of Limited Partnership of Smith Property Holdings
               Three (D.C.) L.P.
       *10.29  Certificate of Incorporation of Smith Four, Inc.
       *10.30  By-Laws of Smith Four, Inc.
      **10.31  Agreement of Limited Partnership of Smith Property Holdings
               Four L.P.
      **10.32  Amended and Restated Certificate of Incorporation of Smith
               Five, Inc.
       *10.33  By-Laws of Smith Five, Inc.
      **10.34  Agreement of Limited Partnership of Smith Property Holdings
               Five (D.C.) L.P.

      **10.35  License Agreement between Charles E. Smith Management, Inc.
               and the Company
      **10.36  License Agreement between Charles E. Smith Management, Inc.
               and the Operating Partnership
        10.37  Agreement of Limited Partnership of Smith Property Holdings
               Five L.P. (Incorporated by reference to Exhibit No. 10.0 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994)
      **10.38 Certificate of Limited Partnership of Smith Property Holdings Five L.P.
     ***10.39 Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et al.
        10.40 Deed of Trust and Security Agreement between Smith property Holdings Three L.P. ("Smith Three") and The Northwestern Mutual Life Insurance Company ("Northwestern") (Incorporated by reference to Exhibit No. 10.2 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
               1994)
        10.41 Guarantee of Recourse Obligations by Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No.
               10.3 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
        10.42 Absolute Assignment of Leases and Rents between Smith Three and Northwestern (Incorporated by reference to Exhibit No. 10.4 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
        10.43 Promissory Note of Smith Three to Northwestern (Incorporated by reference to Exhibit No. 10.5 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
               1994)
        10.44 Purchase Money Deed of Trust and Security Agreement between Smith Property Holdings Three (D.C.) L.P. ("Smith Three D.C.") and Northwestern (Incorporated by reference to Exhibit No. 10.6 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
        10.45 Guarantee of Recourse Obligations by Smith Three D.C. and the Operating Partnership (Incorporated by reference to Exhibit No.
               10.7 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
        10.46 Absolute Assignment of Leases and Rents between Smith Three D.C. and Northwestern (Incorporated by reference to Exhibit No. 10.8 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
        10.47 Purchase Money Promissory Note of Smith Three D.C. to Northwestern (Incorporated by reference to Exhibit No. 10.9 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
        10.48 Supplemental Loan Agreement by and among Smith Property Holdings Two L.P. ("Smith Two"), Smith Property Holdings Two (D.C.) L.P. ("Smith Two D.C.") and GMAC Mortgage Corporation of PA ("GMAC") (Incorporated by reference to Exhibit No. 10.10 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

        10.49 Multifamily Note of Smith Two to GMAC (Incorporated by reference to Exhibit No. 10.11 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
        10.50 Multifamily Note of Smith Two D.C. to GMAC (Incorporated by reference to Exhibit No. 10.12 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
               1994)
        10.51 Supplemental Loan Agreement by and among Smith Property Holdings One L.P. ("Smith One"), Smith Property Holdings One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated by reference to Exhibit No. 10.13 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
        10.52 Multifamily Note of Smith One to GMAC (Incorporated by reference to Exhibit No. 10.14 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
        10.53 Multifamily Note of Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.15 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
               1994)
        10.54 Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.16 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter
               Ended June 30, 1994)
        10.55 Property Management Agreement by and between Smith One and the Operating Partnership (Incorporated by reference to Exhibit No.
               10.17 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
        10.56 Multifamily Deed of Trust, Assignment of Rents and Security Agreement between Smith One D.C. and GMAC (Incorporated by reference to Exhibit No. 10.18 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
               1994)
        10.57 Commercial Leasing and Property Management Agreement between Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No. 10.19 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
               1994)
      **10.58  Agreement of Limited Partnership of Smith Employment
               Services L.P.
      **10.59  Certificate of Limited Partnership of Smith Employment
               Services L.P.
        10.60 Second Restated and Amended Agreement of Limited Partnership of First Herndon Associates Limited Partnership (Incorporated by reference to Exhibit 10.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
               1995)
        10.61 Second Amendment to the Certificate of Limited Partnership of First Herndon Associates Limited Partnership (Incorporated by reference to Exhibit 10.2 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
               1995)
        10.62  Certificate of Incorporation of Smith Six, Inc. (Incorporated
               by reference to Exhibit No. 10.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31,
               1995)

        10.63  By-Laws of Smith Six, Inc. (Incorporated by reference to
               Exhibit No. 10.2 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
        10.64 Agreement of Limited Partnership of Smith Property Holdings Six L.P. (Incorporated by reference to Exhibit No. 10.3 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
        10.65  Agreement of Limited Partnership of Smith Property Holdings
               Six (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.4 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
     ***10.66  Certificate of Incorporation of Smith Seven, Inc.
     ***10.67  By-Laws of Smith Seven, Inc.
     ***10.68  Agreement of Limited Partnership of Smith Property Holdings
               Seven L.P.
     ***10.69 Commitment for Mortgage Loan to the Operating Partnership from Northwestern Mutual Life Insurance Company

        21     Subsidiaries of the Registrant

        23.1   Consent of Arthur Andersen LLP

               ___________________________________
          *Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-75288.

          **Incorporated by reference to the same titled and numbered exhibit in the Operating Partnership's Form 10-K for the year ended December 31, 1994.

          *** Incorporated by reference to the same titled and numbered exhibit in the Operating Partnership's Form 10-K for the year ended December 31, 1995 filed on March 29, 1996.


14(b)     REPORTS ON FORM 8-K

          A report on Form 8-K was filed on August 13, 1996 providing information on four Properties acquired by the Operating Partnership during 1996, including certain unaudited balance sheets and statements of operations of the Operating Partnership reflecting the acquisitions and statements of revenue and certain expenses for the Van Ness South, 1841 Columbia Road, Charter Oak, and Governor Spotswood Properties for the year ending in December, 1995, and applicable subsequent periods.

14(c)     EXHIBITS

          The list of Exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d)     FINANCIAL STATEMENTS
          See Index to Financial Statements and Schedules on Page F-1 of this Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1997.


                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.

                    BY: CHARLES E. SMITH RESIDENTIAL REALTY,
                         INC., ITS GENERAL PARTNER



                    By:  /s/ Ernest A. Gerardi, Jr.
                         --------------------------------------
                         Ernest A. Gerardi, Jr.
                         President and Chief Operating Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March, 1997.

     SIGNATURE                     TITLE WITH THE GENERAL PARTNER



  /s/ Robert H. Smith              Co-Chairman of the Board, Co-Chief
------------------------------     Executive Officer, and Director
 Robert H. Smith



  /s/ Robert P. Kogod              Co-Chairman of the Board, Co-Chief
------------------------------     Executive Officer, and Director
 Robert P. Kogod



 /s/ Ernest A. Gerardi, Jr.        President, Chief Operating Officer, and
------------------------------     Director
 Ernest A. Gerardi, Jr.



 /s/ Wesley D. Minami              Senior Vice President and Chief Financial
------------------------------     Officer
 Wesley D. Minami

 /s/ Charles R. Hagen              Vice President, Controller, and Chief
-------------------------------    Accounting Officer
 Charles R. Hagen



 /s/ Fred J. Brinkman              Director
-------------------------------
 Fred J. Brinkman



 /s/ Charles B. Gill               Director
-------------------------------
 Charles B. Gill



 /s/ Mandell J. Ourisman           Director
-------------------------------
 Mandell J. Ourisman



 /s/ Mallory Walker                Director
-------------------------------
 Mallory Walker

                                 EXHIBIT INDEX

                                                  (If filed herewith)
EXHIBIT NO.              EXHIBIT                         PAGE
-----------              -------                   -----------------
  **2.1 Third Party Management and Leasing, Hotel Asset Management and Corporate Services Business Transfer Agreement by and between Charles
          E. Smith Residential Realty, Inc. and Smith Property Management, Inc.
  **2.2 REIT Properties Management and Leasing Business Transfer Agreement by and between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P.
  **2.3 Assignment by Robert H. Smith, Clarice R. Smith, Robert P. Kogod and Arlene R. Kogod to Charles E. Smith Management, Inc. of 99% of all Partnership Interests of Residential Associates Limited Partnership
  **2.4   Assignment and Assumption Agreement by Residential Associates
          Limited Partnership and Charles E. Smith Residential Realty L.P.
  **2.5 Debt Assumption Agreement and Accord and Satisfaction of Debt by Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P.
  **2.6   Debt Contribution Agreement between Charles E. Smith Management,
          Inc. and Charles E. Smith Residential Realty L.P. (the "Operating Partnership")

  **3.1 First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended
  **3.2   Certificate of Limited Partnership of the Operating Partnership

   *4.1 Amended and Restated Articles of Incorporation of Charles E. Smith Residential Realty, Inc. (the "Company")
    4.2 Amended and Restated Bylaws of the Company (Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-3 (File No. 33-93986).

 **10.1 Noncompetition Agreement by and among the Company, the Operating Partnership and Robert P. Kogod
 **10.2   Registration Rights and Lock-up Agreement
 **10.3   Pledge Agreement
 **10.4   First Amended and Restated 1994 Employee Stock and Unit Option Plan
 **10.5 First Amended and Restated 1994 Employee Restricted Stock and Restricted Unit Plan
 **10.6   Non-Employee Directors Stock Option Plan
 **10.7   Subscription Agreement
 **10.8 Voting Stock Partnership Agreement for Smith Property Management Partnership
 **10.9 Voting Stock Partnership Agreement for Smith Management Construction Partnership

 **10.10 Voting Stock Partnership Agreement for Consolidated Engineering Services Partnership
 **10.11  Amended and Restated Articles of Incorporation of Smith Realty
          Company
  *10.12  By-Laws of Smith Property Management, Inc.
  *10.13 Articles of Incorporation of Smith Management Construction, Inc. *10.14 By-Laws of Smith Management Construction, Inc.
  *10.15 Articles of Incorporation of Consolidated Engineering Services, Inc. *10.16 By-Laws of Consolidated Engineering Services, Inc.
  *10.17  Certificate of Incorporation of Smith One, Inc.
  *10.18  By-Laws of Smith One, Inc.
 **10.19 Agreement of Limited Partnership of Smith Property Holdings One L.P. **10.20 Agreement of Limited Partnership of Smith Property Holdings One (D.C.)
          L.P.
  *10.21  Certificate of Incorporation of Smith Two, Inc.
  *10.22  By-Laws of Smith Two, Inc.
 **10.23 Agreement of Limited Partnership of Smith Property Holdings Two L.P. **10.24 Agreement of Limited Partnership of Smith Property Holdings Two (D.C.)
          L.P.
  *10.25  Certificate of Incorporation of Smith Three, Inc.
  *10.26  By-Laws of Smith Three, Inc.
 **10.27  Agreement of Limited Partnership of Smith Property Holdings
          Three L.P.
 **10.28 Agreement of Limited Partnership of Smith Property Holdings Three (D.C.) L.P.
  *10.29  Certificate of Incorporation of Smith Four, Inc.
  *10.30  By-Laws of Smith Four, Inc.
 **10.31 Agreement of Limited Partnership of Smith Property Holdings Four L.P. **10.32 Amended and Restated Certificate of Incorporation of Smith Five, Inc.
  *10.33  By-Laws of Smith Five, Inc.
 **10.34 Agreement of Limited Partnership of Smith Property Holdings Five (D.C.) L.P.
 **10.35 License Agreement between Charles E. Smith Management, Inc. and the Company
 **10.36 License Agreement between Charles E. Smith Management, Inc. and the Operating Partnership
   10.37 Agreement of Limited Partnership of Smith Property Holdings Five L.P. (Incorporated by reference to Exhibit No. 10.0 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994)
 **10.38  Certificate of Limited Partnership of Smith Property Holdings
          Five L.P.
***10.39 Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et al.

   10.40 Deed of Trust and Security Agreement between Smith property Holdings Three L.P. ("Smith Three") and The Northwestern Mutual Life Insurance Company ("Northwestern") (Incorporated by reference to Exhibit
          No. 10.2 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
   10.41 Guarantee of Recourse Obligations by Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No. 10.3 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
   10.42 Absolute Assignment of Leases and Rents between Smith Three and Northwestern (Incorporated by reference to Exhibit No. 10.4 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
   10.43 Promissory Note of Smith Three to Northwestern (Incorporated by reference to Exhibit No. 10.5 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
   10.44 Purchase Money Deed of Trust and Security Agreement between Smith Property Holdings Three (D.C.) L.P. ("Smith Three D.C.") and Northwestern (Incorporated by reference to Exhibit No. 10.6 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
   10.45 Guarantee of Recourse Obligations by Smith Three D.C. and the Operating Partnership (Incorporated by reference to Exhibit
          No. 10.7 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
   10.46 Absolute Assignment of Leases and Rents between Smith Three D.C. and Northwestern (Incorporated by reference to Exhibit No. 10.8 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
   10.47 Purchase Money Promissory Note of Smith Three D.C. to Northwestern (Incorporated by reference to Exhibit No. 10.9 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
   10.48  Supplemental Loan Agreement by and among Smith Property Holdings
          Two L.P. ("Smith Two"), Smith Property Holdings Two (D.C.) L.P. ("Smith Two D.C.") and GMAC Mortgage Corporation of PA ("GMAC") (Incorporated by reference to Exhibit No. 10.10 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
   10.49 Multifamily Note of Smith Two to GMAC (Incorporated by reference to Exhibit No. 10.11 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
   10.50 Multifamily Note of Smith Two D.C. to GMAC (Incorporated by reference to Exhibit No. 10.12 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

   10.51  Supplemental Loan Agreement by and among Smith Property Holdings
          One L.P. ("Smith One"), Smith Property Holdings One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated by reference to Exhibit No.
          10.13 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
   10.52 Multifamily Note of Smith One to GMAC (Incorporated by reference to Exhibit No. 10.14 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
   10.53 Multifamily Note of Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.15 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
   10.54 Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.16 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
   10.55 Property Management Agreement by and between Smith One and the Operating Partnership (Incorporated by reference to Exhibit
          No. 10.17 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
   10.56 Multifamily Deed of Trust, Assignment of Rents and Security Agreement between Smith One D.C. and GMAC (Incorporated by reference to Exhibit No. 10.18 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
   10.57  Commercial Leasing and Property Management Agreement between
          Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No. 10.19 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
 **10.58 Agreement of Limited Partnership of Smith Employment Services L.P. **10.59 Certificate of Limited Partnership of Smith Employment Services L.P.
   10.60 Second Restated and Amended Agreement of Limited Partnership of First Herndon Associates Limited Partnership (Incorporated by reference to
          Exhibit 10.1 of the Operating Partnership's Quarterly Report on
          Form 10-Q for the Quarter Ended June 30, 1995)
   10.61 Second Amendment to the Certificate of Limited Partnership of First Herndon Associates Limited Partnership (Incorporated by reference to
          Exhibit 10.2 of the Operating Partnership's Quarterly Report on
          Form 10-Q for the Quarter Ended June 30, 1995)
   10.62 Certificate of Incorporation of Smith Six, Inc. (Incorporated by reference to Exhibit No. 10.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
   10.63  By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit
          No. 10.2 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

   10.64 Agreement of Limited Partnership of Smith Property Holdings Six L.P. (Incorporated by reference to Exhibit No. 10.3 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
   10.65 Agreement of Limited Partnership of Smith Property Holdings Six (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.4 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
***10.66  Certificate of Incorporation of Smith Seven, Inc.
***10.67  By-Laws of Smith Seven, Inc.
***10.68 Agreement of Limited Partnership of Smith Property Holdings Seven L.P. ***10.69 Commitment for Mortgage Loan to the Operating Partnership from
               Northwestern Mutual Life Insurance Company

   21     Subsidiaries of the Registrant                     E-1

   23.1   Consent of Arthur Andersen LLP                     E-2
          ___________________________________
     *Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-75288.

     **Incorporated by reference to the same titled and numbered exhibit in the Operating Partnership's Form 10-K for the year ended December 31, 1994.

     ***Incorporated by reference to the same titled and numbered exhibit in the Operating Partnership's Form 10-K for the year ended December 31,
          1995 filed on March 29, 1996.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.

                  Index to Financial Statements and Schedules
                  -------------------------------------------

CHARLES E. SMITH RESIDENTIAL REALTY L.P. AND CES GROUP
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                    Pages
                                                                    -----

        Report of Independent Public Accountants                     F-2

        Consolidated Balance Sheets                                  F-3

        Consolidated Statements of Operations and
          Combined Statement of Revenues and Expenses                F-4

        Consolidated Statements of Partner's Equity and Other
          Limited Partners' Interest and Combined
          Statement of Partners' Deficit                             F-5

        Consolidated and Combined Statements of Cash Flows           F-6

        Notes to Consolidated and Combined Financial Statements      F-7 to F-24



SCHEDULES FILED AS PART OF THIS REPORT

        Schedule III - Real Estate and Accumulated Depreciation      S-1 to S-2


        All other Schedules have been omitted because the required information of such other Schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated and combined financial statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Unitholders of Charles E. Smith Residential Realty L.P.:


We have audited the accompanying consolidated balance sheets of Charles E. Smith Residential Realty L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, partner's equity and other limited partners' interest, and cash flows for the years ended December 31, 1996 and 1995 and for the period from June 30, 1994 to December 31, 1994, and the combined statement of revenues and expenses, partners' deficit and cash flows of CES Group for the period from January 1, 1994 to June 29, 1994. These consolidated and combined financial statements and the schedule referred to below are the responsibility of the management of Charles E. Smith Residential Realty L.P. Our responsibility is to express an opinion on these consolidated and combined financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles E. Smith Residential Realty L.P. and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of operations and cash flows for the years ended December 31, 1996 and 1995 and for the period from June 30, 1994 to December 31, 1994, and the combined statement of revenues and expenses and cash flows of the CES Group for the period from January 1, 1994 to June 29, 1994, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Washington, D.C.                                            Arthur Andersen LLP
January 30, 1997

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                        CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31,
                            (Dollars in Thousands)

                                                                    1996             1995
                                                                -------------   -------------
                ASSETS
Rental property, at predecessor cost, net                       $   267,658     $     276,269
Rental property, acquired and developed, net                        202,435           138,221
Cash and cash equivalents                                             3,898             9,478
Tenants' security deposits                                            3,521             3,634
Escrow funds                                                          6,087             5,371
Investment in and advances to Property Service Businesses
  and other                                                          10,756             8,348
Deferred charges, net                                                17,646            18,782
Other assets                                                         10,210             9,219
                                                                -----------     -------------
                                                                $   522,211     $     469,322
                                                                ===========     =============

      LIABILITIES AND EQUITY

Liabilities
  Mortgage loans                                                $   416,808     $     413,973
  Notes payable                                                     129,736            69,204
  Accounts payable and accrued expenses                               9,525            12,693
  Tenants' security deposits                                          3,521             3,634
  Due to related parties                                                 -              1,441
                                                                -----------     -------------
      Total liabilities                                             559,590           500,945
                                                                -----------     -------------

Commitments and contingencies

Other Limited Partners' Interest
  12,029,857 and 12,205,439 units issued and outstanding
  at December 31, 1996 and 1995, respectively, at
  redemption value                                                  351,873           288,663
                                                                -----------     -------------
Partner's Equity
  General Partner's General and Limited Partnership Interest
    9,969,607 and 9,708,123 units issued and outstanding
    at December 31, 1996 and 1995, respectively                    (389,252)         (320,286)
                                                                -----------     -------------
                                                                $   522,211     $     469,322
                                                                ===========     =============


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATONS
                                      AND
                                   CES GROUP
                  COMBINED STATEMENT OF REVENUES AND EXPENSES
                 (Dollars in Thousands, Except Per Unit Data)


                                                        Charles E. Smith Residential Realty L.P.          CES Group
                                                        ----------------------------------------          ---------
                                                        Year Ended December 31,
                                                        ----------------------  June 30, 1994 to       January 1, 1994
                                                           1996       1995      December 31, 1994      to June 29, 1994
                                                        ---------   ----------  -----------------      ----------------

Rental Properties:
        Revenues                                        $  166,283   $ 144,909       $ 67,391              $ 63,496

        Expenses
          Operating costs                                   65,350      57,007         26,633                24,682
          Real estate taxes                                 10,429       8,620          3,826                 3,731
          Depreciation and amortization                     17,931      16,258          7,738                 7,626
                                                        ----------    --------       --------              --------
                Total expenses                              93,710      81,885         38,197                36,039

Property Service Businesses:
        Revenues                                                 -           -              -                27,792

        Expenses
          Operating costs                                        -           -              -                24,231
          Depreciation and amortization                          -           -              -                   763
                                                        ----------    --------       --------              --------
                Total expenses                                   -           -              -                24,994

        Equity in income of Property
         Service Businesses                                  7,846       6,868          3,785                     -

Corporate general and administrative expenses               (3,025)     (2,842)        (1,171)               (1,550)
Interest income                                              1,029       1,424            825                   970
Interest expense                                           (43,606)    (37,421)       (17,392)              (24,798)
Consolidation costs                                              -           -              -               (15,577)
                                                        ----------    --------       --------              --------
Income (loss) before extraordinary item                     34,817      31,053         15,241               (10,700)

Extraordinary item - loss on extinguishment
        of debt                                                  -           -              -               (15,195)
                                                        ----------    --------       --------              --------
Net income (loss)                                       $   34,817    $ 31,053       $ 15,241              $(25,895)
                                                        ==========    ========       ========              ========
Net income per unit                                     $     1.59    $   1.44       $   0.72
                                                        ==========    ========       ========

       The accompanying notes are an intergral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY AND OTHER LIMITED PARTNERS' INTEREST
                                      AND
                                   CES GROUP
                    COMBINED STATEMENT OF PARTNERS' DEFICIT
                 (Dollars in Thousands, Except Per Unit Data)

                                                        Partners' Deficit
                                                        -----------------
CES GROUP
Balance, December 31, 1993                                     $(216,006)
        Investments in and advances, net                            (221)
        Contributions                                                565
        Distributions                                             (7,133)
        Liabilities retained by predecessor partnerships           2,268
        Expenses in excess of revenues                           (25,895)
                                                               ---------
Balance, June 29, 1994                                         $(246,422)
                                                               =========


                                                                       General Partner's          Other
                                                                     General and Limited     Limited Partners'
                                                                          Interest                Interest
                                                                     --------------------    ------------------
CHARLES E. SMITH RESIDENTIAL REALTY L.P.

Balance, June 29, 1994                                                  $       -               $       -
        Contribution by Predecessors of assets,
         at historical cost, net of liabilities                                 -                (244,208)
        Contribution by Charles E. Smith Residential Realty, Inc.         201,374                       -
        Unit grants                                                             -                   2,280
        Deferred compensation - unit grants                                     -                  (1,995)
        Net income                                                          6,532                   8,709
        Distributions ($.48 per unit)                                      (4,344)                 (5,868)
        Adjustment to reflect Other Limited Partners' interest
         at redemption value                                             (551,329)                551,329
                                                                        ---------               ---------
Balance, December 31, 1994                                               (347,767)                310,247
        Units exchanged for acquisitions                                        -                  15,491
        Adjustment for unit grants                                              -                     570
        Net income                                                         13,405                  17,648
        Distributions ($1.915 per unit)                                   (17,693)                (23,524)
        Adjustment to reflect Other Limited Partners' interest
         at redemption value                                               31,769                 (31,769)
                                                                        ---------               ---------
Balance, December 31, 1995                                               (320,286)                288,663
        Units exchanged for acquisitions                                        -                   2,403
        Adjustment for unit grants                                              -                     333
        Net income                                                         15,755                  19,062
        Distributions ($1.975 per unit)                                   (19,469)                (23,840)
        Adjustment to reflect Other Limited Partners' interest
         at redemption value                                              (65,252)                 65,252
                                                                        ---------               ---------
Balance, December 31, 1996                                              $(389,252)              $ 351,873
                                                                        =========               =========
Units issued and outstanding at December 31, 1996                       9,969,607              12,029,857
                                                                        =========              ==========
Units issued and outstanding at December 31, 1995                       9,708,123              12,205,439
                                                                        =========              ==========


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      AND
                                   CES GROUP
                       COMBINED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                     Charles E. Smith Residential Realty L.P.        CES Group
                                                                    -------------------------------------------    ----------------
                                                                    Year Ended December 31,
                                                                    -----------------------   June 30, 1994 to     January 1, 1994
                                                                       1996        1995       December 31, 1994    to June 29, 1994
                                                                    ----------   ----------   -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $ 34,817     $ 31,053        $  15,241           $(25,895)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Extraordinary item                                                   -            -                -                15,195
    Consolidation costs                                                  -            -                -                15,577
    Depreciation and amortization                                      21,039       19,547            9,257              8,847
    (Increase) decrease in escrow funds                                  (716)       2,107           (6,464)              (999)
    Increase in other assets                                             (991)      (1,721)          (1,656)            (5,738)
    (Decrease) increase in accounts payable and
     accrued expenses                                                  (3,168)       2,872            3,499              5,526
    Increase in other liabilities                                        -            -                -                 1,323
                                                                    ----------   ----------   -----------------    ----------------
      Net cash provided by operating activities                        50,981       53,858           19,877             13,836
                                                                    ----------   ----------   -----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions and development of rental property                     (60,173)     (55,152)         (40,005)              -
  Additions to rental property                                         (7,425)      (5,257)          (2,601)            (2,012)
  Decrease in notes receivable, related parties                          -            -                -                 6,247
  (Decrease) increase in related party payables:
    Property Service Businesses                                          (635)      (8,535)           9,171               -
    Affiliates                                                           (469)        (703)           1,172               -
    Predecessor                                                          (337)          33             (681)              -
  Cash transferred from predecessors                                     -            -              15,395               -
  Decrease (increase) in investment in and advances
   to Property Service Businesses and other                            (2,408)       1,939           (9,117)              -
                                                                    ----------   ----------   -----------------    ----------------
      Net cash (used in) provided by investing
       activities                                                     (71,447)     (67,675)         (26,666)             4,235
                                                                    ----------   ----------   -----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to deferred charges                                        (1,720)      (1,427)            (985)              -
  Capital contribution of the Company                                    -            -             201,374               -
  Mortgages:
    Proceeds                                                           31,095         -             352,354               -
    Repayments                                                        (31,520)        (466)        (479,075)            (2,699)
  Notes payable:
    Proceeds                                                           76,532       48,054           21,150               -
    Repayments                                                        (16,000)        -                -                  -
  Net proceeds (repayment) of notes payable,
   related parties                                                       -            -             (26,232)             1,242
  Financing fees and consolidation costs                                 -            -             (33,235)            (6,891)
  Distributions                                                       (43,309)     (41,216)         (10,212)            (5,583)
  Other, net                                                             (192)        -                -                (1,206)
                                                                    ----------   ----------   -----------------    ----------------
      Net cash provided by (used in) financing activities              14,886        4,945           25,139            (15,137)
                                                                    ----------   ----------   -----------------    ----------------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                           (5,580)      (8,872)          18,350              2,934

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          9,478       18,350             -                13,663
                                                                    ----------   ----------   -----------------    ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   3,898    $   9,478        $  18,350           $ 16,597
                                                                    ==========   ==========   =================    ================

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                 AND CES GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      ORGANIZATION AND FORMATION OF COMPANY

    Charles E. Smith Residential Realty L.P. (the "Operating Partnership") was organized in Delaware in 1993. The Operating Partnership had no operations prior to the completion of the business combination (discussed below) which occurred on June 30, 1994. Charles E. Smith Residential Realty, Inc. (the "Company") was formed in June, 1993 with the intent of qualifying as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. In connection with the business combination, the Company, on June 30, 1994, raised equity through an initial public offering and a private placement (the "Offerings"), and issued debt in a series of concurrent private financing transactions. The proceeds from the Offerings were used to acquire the 1.0% sole general partnership and a 41.7% limited partnership interest in the Operating Partnership. The Operating Partnership is the successor entity to CES Group (the "Predecessor").

    Simultaneous with the Offerings, the entities that owned the properties and the related service businesses included in the CES Group transferred the properties (the "Properties") and the management, development, leasing, interior construction and renovation, engineering and technical services, and financing services business segments of the Predecessor to the Operating Partnership (or corporations in which the Operating Partnership owns substantially all of the equity) and received in exchange, directly or indirectly, units of limited partnership in the Operating Partnership. (The transferring entities and their owners, which include Robert H. Smith and Robert P. Kogod and their families, and other former owners of indirect interests in the Properties, are referred to collectively as the "Other Limited Partners").

    The Operating Partnership and its subsidiaries are engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily residential multifamily properties. As of December 31, 1996, the Operating Partnership owned 41 existing multifamily properties containing 15,200 apartment units, and owned and operated two free-standing community retail shopping centers, aggregating 436,000 square feet. All properties are located in the Washington, D.C. metropolitan area. Additionally, the Operating Partnership owns substantially all of the equity in entities which provide multifamily and retail property management and leasing, interior construction and renovation, building engineering and technical services, and financial advisory services (collectively the "Property Service Businesses").

    The following is a summary of the assets and liabilities contributed by the Predecessor on June 30, 1994 (at historical net book value) for a 57.3% limited partnership interest in the Operating Partnership (dollar amounts in millions):




      Rental and other properties, at historical cost, net
        of accumulated depreciation and amortization        $    293.9
      Mortgage and other debt                                   (565.1)
      Other assets, net                                           24.8
                                                            ----------
      Net deficit of CES Group                                  (246.4)
      Property Service Businesses
        accounted for using the equity method                      2.2
                                                            ----------
      Net carry-over deficit transferred to the
        Operating Partnership                               $   (244.2)
                                                            ==========


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The accompanying consolidated balance sheets as of December 31, 1996 and December 31, 1995 and the related consolidated statements of operations, partners' equity and cash flows for the years ended December 31, 1996 and 1995 and for the period from June 30, 1994 to December 31, 1994 include all of the accounts of the Operating Partnership and its subsidiary financing partnerships. The Operating Partnership uses the equity method of accounting for its investment in the Property Service Businesses.

   The accompanying combined statements of revenue and expenses, and of cash flows of the CES Group for the period from January 1, 1994 to June 29, 1994 include all of the accounts of the CES Group. The CES Group financial statements have been presented on a combined basis (including the Property Service Businesses) because the majority of the entities which owned the Properties and the Property Service Businesses had certain common general or limited partners and/or stockholders.

   All significant intercompany balances and transactions have been eliminated.

RENTAL PROPERTY

   The assets (including the Properties) that were merged or transferred were recorded at Predecessor cost. The Operating Partnership records acquired or developed rental property at cost, which includes cost of acquisition, development, construction and interest and real estate taxes incurred during the original construction period. Ordinary repairs and maintenance, such as minor replacements and painting, are expensed as incurred; major improvements, such as new HVAC equipment, carpeting and kitchen/bath renovations, are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Depreciation on buildings and improvements is computed using the straight-line method over estimated useful asset lives as follows:


               Base building                       40 years
               Land improvements                   20 years
               Building components                 7 to 20 years
               Tenant improvements                 Shorter of remaining lease term or useful life
               Furniture, fixtures and equipment   5 to 10 years


DEFERRED CHARGES

   Deferred charges of the Operating Partnership consist primarily of permanent loan fees, which are being amortized over the term of the notes using the effective interest rate method, and retail lease acquisition costs, which are being amortized over the term of the related lease.

REVENUE RECOGNITION

   Rental income attributable to residential leases is recognized when due from tenants. The Operating Partnership requires residential tenants to initially execute a one-year lease. At the expiration of the lease term, if not renewed, the lease converts to a month-to-month basis.

   Minimum rental income attributable to retail leases is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Minimum rental income recognized in excess of payments due was $6.8 million and $5.9 million at December 31, 1996 and 1995, respectively, and is included in other assets. The lease agreements contain provisions that provide for additional rentals based on the tenants' sales volume and reimbursement from the tenants for their share of real estate taxes and certain common area maintenance costs. Additional rentals are recognized on the accrual basis.

   The future minimum lease payments to be received by the Operating Partnership under noncancelable retail leases as of December 31, 1996, are as follows (in thousands):


            Year Ending
            December 31,
            ------------
                1997                     $  7,589
                1998                        7,439
                1999                        7,067
                2000                        6,977
                2001                        6,598
             Thereafter                    74,075
                                         --------
                                         $109,745
                                         ========

INCOME TAXES

     These financial statements contain no provision for Federal income taxes since the entity is a partnership and, therefore, all Federal income tax liabilities and/or tax benefits are passed through to the individual partners in accordance with the partnership agreement and the Internal Revenue Code. The Operating Partnership's income tax basis in its assets and liabilities was $470 million and $558 million, respectively, at December 31, 1996 and $426 million and $498 million, respectively, at December 31,1995.

PER UNIT DATA

     Earnings per unit of the Operating Partnership for the years ended December 31, 1996 and 1995 and for the period from June 30, 1994 to December 31, 1994 is computed based on weighted average units outstanding during the period of 21.9 million, 21.6 million and 21.2 million, respectively. Historical per unit data for periods prior to the public offering is not relevant.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all cash and cash equivalent investments with original maturities of three months or less.

CONSOLIDATION COSTS AND EXTRAORDINARY ITEMS

     Although the Predecessor was ultimately reimbursed for all costs incurred related to the transfer of the Properties just prior to the Offerings, such costs have been reflected by the Predecessor as an expense in the Combined Statement of Revenues and Expenses for the period from January 1, 1994 to June 29, 1994, and the reimbursement has been treated as a distribution. Additionally, the extraordinary item of $15.2 million, which represents the prepayment penalties required by the lenders in retiring the mortgage debt, is reflected by the Predecessor as an expense in the Combined Statement of Revenues and Expenses as such debt retirement was required to transfer the Properties to the Operating Partnership.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions related to the net realizable value of rental property, the collectibility of accounts and notes receivable, and the outcome of asserted and unasserted claims that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 1996, the Operating Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which provides guidance on the carrying value of long-lived assets. Implementation of the standard had no effect on the consolidated financial statements. Management assesses for impairment any property whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the estimated future net cash flows from the properties are less than its carrying value.

     The Operating Partnership also implemented, on January 1, 1996, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Companies electing to use the intrinsic value method must disclose the impact on net income and earnings per share as if the fair value method had been used. The Operating Partnership elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies. (See Footnote 11 for additional required disclosures.)

RECLASSIFICATIONS

     Certain reclassifications of the prior years' information have been made to conform to the current year's presentation.


3.   RENTAL PROPERTY AND ACQUISITIONS

RENTAL PROPERTY

     Rental property consists of the following as of December 31 (in thousands):

                                                   1996            1995
                                                 --------        --------
             Land, at Predecessor cost           $ 25,452        $ 25,452
             Land, acquired                        55,891          34,325
             Buildings and improvements,
               at Predecessor cost                427,333         421,577
             Buildings and improvements,
               acquired or developed              151,324         105,760
                                                 --------        --------
                                                  660,000         587,114
             Less: Accumulated depreciation       189,907         172,624
                                                 --------        --------
                                                 $470,093        $414,490
                                                 ========        ========

   Depreciation expense of the Operating Partnership was $17.7 million and $15.9 million for the years ended December 31, 1996 and 1995, respectively, and $7.7 million for the period from June 30, 1994 to December 31, 1994. Depreciation expense of the CES Group was $7.5 million for the period from January 1, 1994 to June 29, 1994. Repairs and maintenance expense of the Operating Partnership was $11.8 million and $10.0 million for the years ended December 31, 1996 and 1995, respectively, and $7.2 million for the period from June 30, 1994 to December 31, 1994. Repairs and maintenance expense of the CES Group was $6.9 million for the period from January 1, 1994 to June 29, 1994.


ACQUISITIONS

   During 1996, the Operating Partnership acquired four properties for $64.1 million, adding 1,049 apartment units. In two of the transactions, the Operating Partnership issued a total of approximately 102,000 Operating Partnership units valued at approximately $2.4 million. The conversion of these units into Company common stock is restricted for up to two years. In one of the transactions, the Operating Partnership assumed a $3.3 million mortgage loan.

   During 1995, the Operating Partnership acquired five properties for $82.3 million adding 1,369 apartment units. In two of the transactions, the Operating Partnership issued a total of approximately 561,000 Operating Partnership units valued at $13.7 million. The conversion of these units into Company common stock is restricted for up to two years. In two of the transactions, the Operating Partnership assumed a total of $30.6 million in mortgage loans.


4.   INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES AND
     OTHER

   The Operating Partnership uses the equity method of accounting for its investment in the Property Service Businesses, which include Smith Realty Company ("SRC"), Consolidated Engineering Services, Inc., and Smith Management Construction, Inc. These companies provide services which include property management, leasing, engineering and technical, financing and property construction and renovation. Under the equity method, the Operating Partnership's investment is adjusted for its proportionate share of earnings or losses of the Property Service Businesses and by dividends received. The Operating Partnership recognized its 99% interest in the earnings of each of the Property Service Businesses which aggregated $7.8 million, $6.9 million and $3.8 million for the years ended December 31, 1996 and 1995 and for the period from June 30, 1994 to December 31, 1994, respectively. The Operating Partnership received distributions aggregating $8.9 million, $8.2 million and $4.3 million for the years ended December 31, 1996 and 1995 and for the period from June 30, 1994 to December 31, 1994, respectively.

   The Property Service Businesses provide services to the Operating Partnership under one-year agreements which are automatically renewable. Such services are generally provided at cost (including a proportionate share of total overhead) except property management and leasing services which are provided at cost plus ten percent. The Property Service Businesses also provide services to certain partnerships which own commercial office buildings and have Messrs. Smith and Kogod as the general partners ("Affiliates"). Such services are generally provided at cost and overhead plus a mark-up, except for certain engineering and technical services which are provided at cost and overhead.

   In addition to the above, SRC provided administrative services such as accounting, systems and human resources services to the Operating Partnership and Affiliates at cost and overhead in accordance with cost and executive sharing agreements. In management's opinion, the allocation methods provide reasonable estimates of the costs that would have been incurred had the services been provided by the Operating Partnership.

   Total fees and administrative services charged by the Property Service Businesses to the Operating Partnership and Affiliates follows (in thousands):

                                                        Year Ended December 31,
                                                       -------------------------- June 30, 1994 to
                                                          1996          1995      December 31, 1994
                                                       --------------------------------------------
Fees Charged by Property Service Businesses to:
----------------------------------------------

  Operating Partnership                                  $ 7,969         $ 7,950        $ 5,774
  Affiliates                                              31,321          28,964          9,978

Cost of Administrative Services charged by SRC to:
-------------------------------------------------

  Operating Partnership                                    7,459           8,090          3,333
  Affiliates (1)                                           5,630           4,948          2,862


(1) Additionally, an Affiliate was charged $0.3 million in 1995 for financial advisory services based upon estimated time incurred.

   At December 31, 1996, the Operating Partnership had net advances to the Property Service Businesses of $3.9 million reflected in the investment balance. At December 31, 1995, the Operating Partnership had net payables to the Property Service Businesses of $0.6 million reflected in Due to Related Parties.

   Combined summarized balance sheet information for the Property Service Businesses follows (in thousands):

                                                    As of December 31,
                                                   --------------------
                                                   1996            1995
                                                   --------    --------
        Assets(1)
           Accounts receivable                     $ 20,699    $ 14,628
           Property, net                              4,140       3,651
           Other, net                                   302       2,496
                                                   --------    --------
                                                   $ 25,141    $ 20,775
                                                   ========    ========
        Liabilities(1)
           Accounts payable                        $ 10,494    $  9,000
           Deferred revenue                           3,758       3,912
           Due to related parties                     7,130       2,150
           Other                                      1,774       2,671
        Equity                                        1,985       3,042
                                                   --------    --------
                                                   $ 25,141    $ 20,775
                                                   ========    ========

        (1) Balance sheets exclude $44.5 million of notes due to the Operating Partnership which, under the equity method, are eliminated for purposes of carry-over basis accounting.

   Combined summarized income statement information for the Property Service Businesses follows (in thousands):

                                            Year Ended December 31,
                                            -----------------------  June 30, 1994 to
                                               1996        1995      December 31, 1994
                                            ---------   -----------  -----------------
   Revenues                                 $ 62,559     $ 58,777         $28,245
   Operating expense                          53,245       49,925          23,469
   Depreciation/amortization                   1,056        1,325             560
   Other expense, net                            391          647             418
                                            --------     --------         -------
        Net income(1)                       $  7,867     $  6,880         $ 3,798
                                            ========     ========         =======

(1) Represents 100% of the Property Service Businesses' net income, of which the Operating Partnership's share amounted to $7.8 million, $6.9 million and $3.8 million, respectively, for the years ended December 31, 1996 and 1995 and the period from June 30, 1994 to December 31, 1994.

5.   DEFERRED CHARGES

  Deferred charges consist of the following as of December 31 (in thousands):

                                                             1996       1995
                                                          --------   --------
            Permanent loan fees                           $ 19,917   $ 20,257
            Retail lease acquisition costs                   3,693      3,579
            Acquisition/development costs and other          1,729        454
                                                          --------   --------
                                                            25,339     24,290
            Less: Accumulated amortization                   7,693      5,508
                                                          --------   --------
                                                          $ 17,646   $ 18,782
                                                          ========   ========

  Amortization expense of the Operating Partnership was $2.9 million and $3.1 million for the years ended December 31, 1996 and 1995, respectively, and $1.3 million for the period from June 30, 1994 to December 31, 1994. Amortization expense for the CES Group was $0.7 million for the period from January 1, 1994 to June 29, 1994.

6.   MORTGAGE LOANS

  The Operating Partnership, through its subsidiary financing partnerships, has mortgage loans consisting of the following as of December 31 (in thousands):

                                                         1996        1995
                                                      ---------   ---------
               Mortgage Pool One                      $ 110,140   $ 110,140
               Mortgage Pool Two                        125,214     125,214
               Mortgage Pool Three                      117,000     117,000
               Mortgage Pool Four                        31,095      31,141
               Acquisition Mortgages                     33,359      30,478
                                                      ---------   ---------
                                                      $ 416,808   $ 413,973
                                                      =========   =========


   These loans require monthly interest and, where applicable, principal payments and are collateralized by non-recourse first lien mortgages or deeds of trust on 33 of the 43 Properties, bear interest at a weighted-average interest rate of 8.01% and 8.13% as of December 31, 1996 and 1995, respectively, and have a weighted-average maturity of 7.2 years.

   The loan for Mortgage Pool One bears interest at a fixed rate of 8.0% and is due June 30, 1999. The loan for Mortgage Pool Two bears interest at a fixed rate of 8.3% and is due June 30, 2001. Both loans are interest only and require the Operating Partnership to establish escrows to fund capital improvements and repairs, and to maintain minimum cash balances for interest and ground rent payments. The loans for Mortgage Pools One and Two contain cross collateral and cross default provisions among the separate financing partnership borrowers within each pool.

   The loan for Mortgage Pool Three is interest only, at a fixed rate of 7.99% paid monthly, through June 30, 1999, at which time principal amortization begins using a 25-year amortization schedule with a balloon payment due June 30, 2009. The loan requires a capital and repair escrow. Certain Predecessor partners guarantee $42 million of the mortgage loan secured by Mortgage Pool Three.

   In September 1996, the outstanding loan balance of $40.6 million for Mortgage Pool Four was refinanced for a new loan amount of $41 million. The ground lessor (see Note 8) has been allocated $9.9 million of the refinanced loan for which the Operating Partnership is contingently liable. The remaining $31.1 million of debt is allocated to the Operating Partnership. The loan bears interest at a fixed rate of 8.24%, paid monthly through August, 2004, at which time principal amortization begins, using a 30-year amortization schedule with a final payment due August 1, 2009.

   In connection with two of the 1995 acquisitions discussed in Note 3, the Operating Partnership assumed a mortgage loan of $17.5 million with an interest rate of LIBOR plus 170 basis points (7.2% as of December 31, 1996) due June 30, 1997, and a $13.1 million mortgage loan with a fixed interest rate of 7.5% with principal amortized over 25 years and a final payment due October 31, 2020. In connection with one of the 1996 acquisitions, the Operating Partnership assumed a $3.3 million mortgage loan with a fixed interest rate of 9.0% with principal amortized using a 29-year amortization schedule and a final payment due August 1, 1999. The mortgage loans are collateralized by the respective properties. (See Footnote 15 for disclosures on subsequent events).

   The scheduled principal payments for all of the mortgage loans are as follows (in thousands):

          Year Ending
          December 31,
          ------------
              1997       $  17,483
              1998             257
              1999         114,559
              2000           1,873
              2001         127,241
           Thereafter      155,395
                         ---------
                         $ 416,808
                         =========

7.   NOTES PAYABLE

  The Operating Partnership, through its subsidiary financing partnerships, has notes payable consisting of the following as of December 31 (in thousands):

                                                        1996       1995
                                                     --------   --------
         $100 million Acquisition Line of Credit     $ 82,050   $ 52,550
         $83 million Acquisition Line of Credit        30,000         --
         Construction Loan                             17,686     16,654
                                                     --------   --------
                                                     $129,736   $ 69,204
                                                     ========   ========

    The Operating Partnership has a $100 million revolving line of credit on which borrowings bear interest at LIBOR plus 1.625% (7.155% at December 31, 1996). The line of credit matures on June 30, 1997 with two one-year extension options exercisable by the Operating Partnership. The Operating Partnership pays a fee of .125% on any unused portions of the line of credit. Borrowings under the line of credit are collateralized by 7 of the 43 Properties. The line of credit agreement contains certain restrictive covenants, including maintenance of minimum net worth, debt to equity ratios and cash flow coverage requirements. The maximum amounts outstanding during each year never exceeded the December 31 balances.

    During 1996, the Operating Partnership obtained an additional $83 million acquisition credit facility with a term of eight and one half years. The line of credit provides for an interest rate that is fixed at the time of each borrowing at 150 basis points over a pre-determined Treasury index and is cross-collateralized with Mortgage Pool Three (Note 6). Borrowings outstanding at December 31, 1996 bear interest at a weighted-average fixed rate of 7.27% and are collateralized by two Properties. The agreement contains certain restrictive covenants including a limit on debt to asset value and maintenance of debt service coverage ratios.

    In connection with the development of the Westerly at Worldgate apartments, the Operating Partnership obtained an interest-only construction loan in 1995 with interest at LIBOR plus 180 basis points (7.32% at December 31, 1996), payable monthly, due June 1, 1997. The loan is collateralized by the property. Construction of the 320-unit community was completed in December, 1995. (See Footnote 15 for disclosures on subsequent events).


8.   COMMITMENTS AND CONTINGENCIES

LAND LEASES

  Nine of the Properties have ground leases expiring at various dates between December, 2032 and July, 2064. Six of the ground leases are with parties who own Operating Partnership units. Generally, each ground lease provides for a nominal annual rental and an additional rental calculated from the results of Property operations after capital expenditures.

  The base rental expense to the Operating Partnership under the ground leases was $0.5 million for each of the years ended December 31, 1996 and 1995 and $0.3 million for the period from June 30, 1994 to December 31, 1994. The base rental expense for the CES Group was approximately $0.2 million for the period from January 1, 1994 to June 29, 1994. The additional rental expense to the Operating Partnership under the ground leases was $2.6 million and $1.8 million for the years ended December 31, 1996 and 1995, respectively, and $1.4 million for the period from June 30, 1994 to December 31, 1994. Additional rental expense to the CES Group was approximately $1.4 million for the period from January 1, 1994 to June 29, 1994. At the expiration of the ground leases, the land and all of the improvements thereon will revert to the land owner. In most cases, the leases are subordinated to the mortgage debt on the related rental property.

  The future nominal base annual rentals as of December 31, 1996 for the ground leases are as follows (in thousands):

               Year Ending
               December 31,
               ------------
                  1997          $    491
                  1998               491
                  1999               491
                  2000               491
                  2001               491
               Thereafter         22,290
                                --------
                                $ 24,745
                                ========



LITIGATION

  The Operating Partnership and/or the Property Service Businesses are presently subject to legal actions or claims for damages that arise in the ordinary course of business. In the opinion of management and counsel to the Operating Partnership, the ultimate outcome of such litigation will not have a material adverse effect on the Operating Partnership's financial position, results of operations or cash flows.

BUILDING EMPLOYEES RETIREMENT PLAN

  Substantially all of the personnel employed at the residential Properties are eligible and participate in the Charles E. Smith Building Employees Retirement Plan, a defined contribution plan (the "Plan"). These personnel are employed by Smith Employment Services, L.P. ("Employment Services"), a limited partnership owned by the Operating Partnership, which is the primary employer in the Plan. Employment Services is required to contribute 4% of employee-qualified earnings. The total contributions were $0.3 million in both 1996 and 1995, and $0.1 million for the six months ended December 31, 1994. Prior to the business combination, these employees were employed by the partnerships that owned the Properties. Employees of the Property Service Businesses are covered by a separate defined contribution tax-qualified retirement savings plan.

9.  RELATED-PARTY TRANSACTIONS

  The Operating Partnership conducts business with entities in which Messrs. Smith and Kogod exercise control. The following is a description of these transactions.

 . In connection with the development of the Westerly at Worldgate apartments, the Operating Partnership purchased the land for $4.7 million from an affiliate controlled by Messrs. Smith and Kogod pursuant to an agreement with the Operating Partnership at the time of the Offerings. Also, a contract was executed with an entity controlled by Messrs. Smith and Kogod to manage the construction of the apartments at a fee of 4% of hard construction costs. Construction management fees were $0.5 million for the year ended December 31, 1995 and $0.2 million for the period from June 30, 1994 to December 31, 1994. The project was completed in December, 1995.

 . For the years ended December 31, 1996 and 1995, the Operating Partnership paid approximately $0.7 million and $0.3 million, respectively, in payroll reimbursements to an entity controlled by Messrs. Smith and Kogod for initial development efforts on development properties and potential development sites.

 . The two retail properties lease health club facilities to entities controlled by Messrs. Smith and Kogod. Rental income earned under these leases approximated $5.0 million, $4.8 million, and $1.9 million for the years ended December 31, 1996 and 1995, and the period from June 30, 1994 to December 31, 1994, and $1.9 million for the period from January 1, 1994 to June 29, 1994. The leases expire on December 31, 2015. Messrs. Smith and Kogod have guaranteed that the tenant for one of the facilities leased in 1991 will pay all minimum annual rent and expense pass-throughs in accordance with the terms of the agreement through June 10, 1999. In addition, one of the retail properties also leases health club equipment to the affiliated tenant under a capital lease. As of December 31, 1996 and 1995, the present value of the future minimum rental receivables approximated $0.2 million and $0.3 million, respectively, and are included in other assets in the accompanying consolidated balance sheets.

   At December 31, 1995, approximately $0.8 million was reflected in Due to Related Parties for amounts due to Affiliates and Predecessor Partners.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Operating Partnership for mortgages with similar terms and remaining maturities, the fair value of mortgages payable was approximately $427 million and $459 million at December 31, 1996 and 1995, respectively. The fair value of notes payable approximates the carrying value.

11. INCENTIVE PLANS

   The Operating Partnership and the Company apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for their stock/unit incentive plans. Accordingly, no compensation expense has been recognized on these plans other than for restricted stock / unit and performance-based awards. Had compensation cost for the other option plans been determined based on the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Operating Partnership's net income would have been reduced by approximately $8,000 (less than $0.01 per unit) for the year ended December 31, 1996. The fair value of options granted during 1996 is estimated at approximately $23,000 based on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 8.3%, volatility of 9%, risk-free interest rate of 6.3% and an expected life of 7 years.

OPTION PLANS

   The Company, with the Operating Partnership, maintains an employee stock and unit option plan designed for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. Messrs. Smith and Kogod are not eligible to participate under this plan. The Company also maintains a Director's stock option plan which provides for automatic grants of vested options, exercisable for 5,000 shares of common stock, to newly appointed non-employee directors. The plans authorize the issuance of up to 1,750,000 shares of common stock and/or units pursuant to options granted under these plans. Options outstanding under both plans are as follows:

                                              Exercise
                                              Price Per      Options
                                  Number     Share/Unit     Exercisable
                                 -------     ----------     -----------
  Shares/units under option,
   December 31, 1994             895,000     $   24            20,000
  Options granted                      -          -
  Options canceled                     -          -
                                 -------     ------
  Shares/units under option,
   December 31, 1995             895,000         24           199,000
  Options granted                 40,000         24
  Options canceled              (100,000)        24
                                --------     ------
  Shares/units under option,
   December 31, 1996             835,000     $   24           351,000
                                ========     ======           =======

  The exercise price of options granted under the plans may not be less than the fair market value of the Company's common stock on the date of grant. Payment for shares and/or units granted under the plans may be made either in cash, or, if permitted by the option agreement, by exchanging shares of common stock of the Company having a fair market value equal to the option exercise price.

  Options granted under the employee plan have a maximum term of ten years and vest generally in three to five equal annual installments beginning on the first anniversary of the date of grant. As of December 31, 1996, 351,000 options had vested. Generally, options terminate three months after the optionee's termination of employment. The Executive Compensation Committee of the Board of Directors may provide, however, that an option may be exercised over a longer period following termination of employment, but in no event beyond the expiration date of the option.

RESTRICTED STOCK AND UNIT PLAN

  The Company, with the Operating Partnership, maintains a restricted stock and unit plan for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. Messrs. Smith and Kogod are not eligible to participate under the plan. A maximum of 300,000 shares of common stock and/or units may be issued under the plan. Restricted shares and/or units that have not vested at the time of an employee's termination of employment with the Company will be forfeited, except where such termination occurs by reason of death or disability. Any restricted shares and/or units forfeited pursuant to the vesting provisions of the plan will again be available for award under the plan. In July 1994, 95,000 restricted units were awarded to certain executive officers and key employees. These grants vest in four equal annual installments beginning on the first anniversary of the date of grant, subject to acceleration of vesting upon a change of control of the Company. During 1996, 7,500 grants were canceled and 23,750 units vested. No grants were canceled and 23,750 units vested in 1995. No grants were canceled or vested during the period from June 30, 1994 to December 31, 1994. For the years ended December 31, 1996 and 1995 and the period from June 30, 1994 to December 31, 1994, compensation expense relating to the plan was $0.5 million, $0.6 million and $0.3 million, respectively, based on the market value of the stock at the date of grant.


12. SUPPLEMENTAL CASH FLOW DATA

  Information on non-cash investing and financing activities and cash interest paid is as follows (in thousands):


                                            CES Residential Realty L.P.           CES Group
                                  ------------------------------------------    ------------
                                  Year Ended December 31,
                                  -----------------------
                                                                6/30/94 to         1/1/94 to
                                    1996             1995        12/31/94           6/29/94
                                  ----------   ----------       ----------         ---------
Cash paid during the period
  for interest                    $ 41,078     $ 35,376          $ 16,457          $ 26,536
Capitalized interest                    60          675               200                 -
Contribution of properties to the
  Operating Partnership                  -            -          (244,208)                -
Purchase of property in exchange
  for Operating Partnership units    2,403       15,491                 -                 -
Assumption of debt on acquisitions   3,260       30,618                 -                 -
Adjustment in redemption value of
  Other Limited Partners' Interest  65,252      (31,769)          551,329                 -


13. SEGMENT OPERATIONS

    The CES Group financial statements combine the results of operations of the Properties (the rental operations) and the Property Service Businesses (multifamily and retail property management and leasing, engineering and technical, interior construction and renovation, financing services, and other services). Consequently, the following table presents operating and other information divided between the two segments of the CES Group's business (in thousands):



                                                             Property
                                                Rental       Service                   Combined
                                              Operations    Businesses   Eliminations    Total
                                              ----------    ----------   ------------  --------
PERIOD FROM JANUARY 1, 1994
  TO JUNE 29, 1994:
  Revenue                                     $ 63,496       $ 27,792     $       -    $ 91,288
  Interest income                                  663            307             -         970
  Intersegment revenue                               -          1,791        (1,791)          -
                                              --------       --------     ---------    --------
   Total revenue                              $ 64,159       $ 29,890     $  (1,791)   $ 92,258
                                              ========       ========     =========    ========
  Depreciation and amortization               $  7,897       $    763     $    (271)   $  8,389
                                              ========       ========     =========    ========
  Operating profit                            $ 27,171       $  4,173     $    (119)   $ 31,225
  Intersegment expense (revenue)                   947         (1,066)          119           -
                                              --------       --------     ---------    --------
  Net profit                                  $ 28,118       $  3,107     $       -    $ 31,225
                                              ========       ========     =========    ========
  Capital expenditures                        $  1,913       $    306     $    ( 98)   $  2,121
                                              ========       ========     =========    ========

14. OTHER LIMITED PARTNERS' INTEREST

  Limited partnership units of the Other Limited Partners may be redeemed at the unitholders' discretion. At the option of the Company, such redemption may be made for cash, at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis. As of December 31, 1996, approximately 19.1 million shares of the Company's authorized common stock had been reserved for possible issuance upon redemption of limited partnership units.

  In accordance with generally accepted accounting principles, the Other Limited Partners redemption rights are not included in partners' equity. Consequently, the accompanying consolidated balance sheets and statements of partners' equity reflect the Other Limited Partners' Interest in the Operating Partnership, measured at redemption value. Such interest is deducted from partners' equity.

15. SUBSEQUENT EVENTS (Unaudited)

  On February 19, 1997, the Company issued 2.7 million shares of common stock (the Offering) at $28.375 per share for total proceeds of $72.2 million, net of underwriting discounts and other expenses totaling $4.5 million. The Company used the net proceeds from the Offering to purchase 2.7 million limited partnership units of the Operating Partnership. The Operating partnership used the resulting proceeds to repay $61.2 million of notes payable and $9 million of mortgage debt. The balance was used to fund the property acquisitions discussed below and for general corporate purposes.

  During February and March 1997, the Operating Partnership completed the acquisition of three multifamily properties totaling 1,828 apartment units, for a total cost of approximately $129 million consisting of Operating Partnership Units valued at approximately $47 million, assumed debt of approximately $80 million and cash of approximately $2 million. One of the properties is subject to a 5.1% net profits interest in favor of an unaffiliated third party.

  On March 12, 1997, the underwriters of the Offering exercised their option to purchase an additional 0.4 million shares of common stock at $28.375 per share, less the underwriting discount. Net proceeds to the Company of $10.9 million were used to purchase an additional 0.4 million limited partnership units of the Operating Partnership. The Operating Partnership used the resulting proceeds to repay outstanding amounts on the lines of credit.


16.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

  Quarterly financial information for 1996 and 1995 is as follows (in thousands except per unit data):


                                                             Three Months Ended
                                   ------------------------------------------------------------------
                                   March 31, 1996  June 30, 1996  September 30,1996 December 31, 1996
                                   --------------  -------------  ----------------- -----------------
Revenues                           $ 39,810           $ 40,836          $ 42,894          $ 43,772
Operating expenses
  (including depreciation)          (23,506)           (22,558)          (24,027)          (23,619)
Equity in income of Property
  Service Businesses                  1,548              1,444             1,797             3,057
Interest expense                    (10,411)           (10,631)          (11,206)          (11,358)
Corporate general and
  administrative expenses              (745)              (795)             (667)             (818)
                                   --------           --------          --------          --------
Net income                         $  6,696           $  8,296          $  8,791          $ 11,034
                                   ========           ========          ========          ========
Net income per unit                $    .31           $    .38          $    .40          $    .50
                                   ========           ========          ========          ========

                                                        Three Months Ended
                                   -------------------------------------------------------------------
                                   March 31, 1995  June 30, 1995  September 30, 1995 December 31, 1995
                                   --------------  -------------  ------------------ -----------------
Revenues                              $ 34,410         $ 35,069        $ 37,616          $ 39,238
Operating expenses
  (including depreciation)             (19,470)         (19,512)        (21,322)          (21,581)
Equity in income of Property
  Service Businesses                       561            1,586           1,994             2,727
Interest expense                        (8,695)          (8,926)         (9,572)          (10,228)
Corporate general and administrative
  expenses                                (653)            (770)           (611)             (808)
                                      --------         --------        --------          --------
Net income                            $  6,153         $  7,447        $  8,105          $  9,348
                                      ========         ========        ========          ========
Net income per unit                   $    .29         $    .35        $    .37          $    .43
                                      ========         ========        ========          ========


                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                  SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31,1996

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                           Capitalized Costs Before
                                                                         Accumulated Depreciation at
                                      Initial Cost           Cost             December 31, 1996
                    Encumbrances/  --------------------   Capitalized    ---------------------------
                     Collateral            Building and  Subsequent To                Building and                   Accumulated
Properties            Pools (1)    Land    Improvements   Acquisition       Land       Improvements      Total       Depreciation
----------          ------------   --------------------- ------------    ---------------------------   -----------   -------------
Albemarle               LOC          $   418   $     -       $ 4,686       $   418        $  4,686          $ 5,104      ($3,325)
Bedford Village         Two            1,062         -        12,903         1,062          12,903           13,965       (8,120)
Bennington            $12,870          6,922      22,645          88         6,922          22,733           29,655         (712)
Berkeley               Three             108         -         1,910           108           1,910            2,018       (1,450)
Boulevard of Old Town    -             2,653       4,269       2,302         2,653           6,571            9,224         (230)
Calvert-Woodley        Three             172          -        2,449           172           2,449            2,621       (1,758)
Car Barn                Two            3,576          -       13,426         3,576          13,426           17,002       (4,817)
Charter Oaks (2)        LOC            4,387      10,280         354         4,387          10,634           15,021         (226)
Cleveland House        Three             325          -        4,067           325           4,067            4,392       (2,832)
Columbia Crossing      Three           4,701          -       18,330         4,701          18,330           23,031       (3,666)
Columbian-Stratford     One              242          -        4,426           242           4,426            4,668       (3,169)
Concord Village         Two                -          -        8,523             -           8,523            8,523       (5,437)
Connecticut Heights   $17,245          6,956      18,695         643         6,956          19,338           26,294         (724)
Corcoran House          One              230          -        1,979           230           1,979            2,209       (1,544)
Courthouse Plaza       Three               -          -       44,121             -          44,121           44,121       (9,817)
Crystal House I         One                -          -       10,123             -          10,123           10,123       (5,922)
Crystal House II        One                -          -        9,095             -           9,095            9,095       (5,785)
Crystal Place           Two            1,245          -       18,658         1,245          18,658           19,903       (6,055)
Crystal Square          Two                -          -       14,465             -          14,465           14,465       (7,786)
1841 Columbia Road(2) $ 3,245          3,611       1,873           4         3,611           1,877            5,488          (20)
Executive Central       Two              262          -        4,432           262           4,432            4,694       (3,374)
Executive North         One              245          -        4,871           245           4,871            5,116       (3,843)
Executive South         Two              303          -        3,849           303           3,849            4,152       (3,089)
Fort Chaplin            Two               97          -        7,715            97           7,715            7,812       (5,750)
Gateway Place          Three           1,660          -       17,564         1,660          17,564           19,224       (4,737)
Manor                   LOC            5,809      14,807       1,203         5,809          16,010           21,819         (957)
Marbury Plaza           One                -          -       10,099             -          10,099           10,099       (7,171)
Newport Village        Two/Three         281          -       15,922           281          15,922           16,203       (8,696)
Oakwood                 -              3,819      12,551         143         3,819          12,694           16,513         (321)
Orleans Village        Two               700          -       13,255           700          13,255           13,955       (8,759)
Oxford Manor           One               290          -        3,140           290           3,140            3,430       (2,150)
Patriot Village       $31,095              -          -       28,126             -          28,126           28,126      (14,075)
Potomac View           LOC             2,520       6,393         417         2,520           6,810            9,330         (419)
Skyline Mall           Three             482          -       14,476           482          14,476           14,958       (7,347)
Skyline Towers         One               360          -       24,687           360          24,687           25,047      (14,901)
Statesman              One               600          -        4,187           600           4,187            4,787       (3,382)
Suburban Tower         LOC             1,815       5,239        (137)        1,815           5,102            6,917         (248)
2501 Porter Street    Three            1,126          -       18,194         1,126          18,194           19,320       (4,451)
Van Ness               LOC            12,699      29,973          13        12,699          29,986           42,685         (312)
Water Park Towers      One             2,500          -       41,717         2,500          41,717           44,217       (9,151)
Westerly (3)          17,686           4,700      19,244         260         4,700          19,504           24,204         (612)
Windsor Towers        One                362          -        5,421           362           5,421            5,783       (3,823)
Worldgate Centre      LOC              4,105          -       40,582         4,105          40,582           44,687       (8,944)
                                --------------------------  --------------------------------------      -----------    ---------
                                    $ 81,343    $145,969    $432,688       $81,343        $578,657         $660,000    ($189,907)


                            Net             Date of            Date         Depreciable
Properties               Property        Construction        Acquired          Lives
----------             -------------   ---------------   ---------------  ---------------
Albemarle                     $1,779              1966           -         5 - 40 years
Bedford Village                5,845              1967           -         5 - 40 years
Bennington                    28,943                -          1995        5 - 40 years
Berkeley                         568              1961           -         5 - 40 years
Boulevard of Old Town          8,994                -          1995        5 - 40 years
Calvert-Woodley                  863              1962           -         5 - 40 years
Car Barn                      12,185         1982/1986           -         5 - 40 years
Charter Oaks (2)              14,795              1970         1996        5 - 40 years
Cleveland House                1,560              1962           -         5 - 40 years
Columbia Crossing             19,365         1990/1991           -         5 - 40 years
Columbian-Stratford            1,499              1959           -         5 - 40 years
Concord Village                3,086              1967           -         5 - 40 years
Connecticut Heights           25,570                -          1995        5 - 40 years
Corcoran House                   665              1961           -         5 - 40 years
Courthouse Plaza              34,304         1988/1990           -         5 - 40 years
Crystal House I                4,201              1969           -         5 - 40 years
Crystal House II               3,310              1964           -         5 - 40 years
Crystal Place                 13,848              1986           -         5 - 40 years
Crystal Square                 6,679              1975           -         5 - 40 years
1841 Columbia Road(2)          5,468              1923         1996        5 - 40 years
Executive Central              1,320              1960           -         5 - 40 years
Executive North                1,273              1960           -         5 - 40 years
Executive South                1,063              1960           -         5 - 40 years
Fort Chaplin                   2,062              1963           -         5 - 40 years
Gateway Place                 14,487              1987           -         5 - 40 years
Manor                         20,862                -          1994        5 - 40 years
Marbury Plaza                  2,928              1966           -         5 - 40 years
Newport Village                7,507              1971           -         5 - 40 years
Oakwood                       16,192                -          1995        5 - 40 years
Orleans Village                5,196         1965/1966           -         5 - 40 years
Oxford Manor                   1,280              1967           -         5 - 40 years
Patriot Village               14,051         1973/1975/1977      -         5 - 40 years
Potomac View                   8,911              -            1994        5 - 40 years
Skyline Mall                   7,611             1977            -         5 - 40 years
Skyline Towers                10,146             1972            -         5 - 40 years
Statesman                      1,405             1961            -         5 - 40 years
Suburban Tower                 6,669              -            1995        5 - 40 years
2501 Porter Street            14,869         1987/1988           -         5 - 40 years
Van Ness                      42,373             1970          1996        5 - 40 years
Water Park Towers             35,066             1989            -         5 - 40 years
Westerly (3)                  23,592             1995            -         5 - 40 years
Windsor Towers                 1,960             1965            -         5 - 40 years
Worldgate Centre              35,743             1990            -         5 - 40 years
                           ---------
                            $470,093


        (1) Encumbrances include $352.4 million of mortgage loans collateralized by three separate pools, and $112.1 million drawn on the Operating Partnership's lines of credit ("LOC") collateralized by the properties noted. As of December 31, 1996, the mortgage loan balances relating to Mortgage Pool One ("One"), Mortgage Pool Two ("Two"), and Mortgage Pool Three ("Three") are $110,140, $125,214, and $117,000 respectively.

         (2) 1841 Columbia Road was acquired in exchange for Operating Partnership units valued at $1,891 and the assumption of an existing mortgage of approximately $3,260. Charter Oaks was acquired in exchange for Operating Partnership units valued at $513.

         (3) Encumbrance represents the balance at December 31, 1996 of a construction loan collateralized by the property.

  The aggregate cost for Federal income tax purposes of the Operating Partnership's investment in real estate was approximately $652.4 million and $577.6 million at December 31, 1996 and 1995, respectively. The changes in total real estate and accumulated depreciation for the three years ended December 31 are as follows (in thousands):

                                              Total Real Estate Assets
                                      --------------------------------------
                                      1996            1995             1994
                                      ----------  -----------   ------------
BALANCE, beginning of year            $ 587,114    $ 471,920     $ 437,019
  Acquisitions                           65,836      110,487        29,394
  Improvements                            7,425        4,709         5,507
  Retirements and write-offs               (375)          (2)            -
                                      ---------    ---------     ---------
BALANCE, end of year                  $ 660,000    $ 587,114     $ 471,920
                                      =========    =========     =========

                                               Accumulated Depreciation
                                      --------------------------------------
                                      1996            1995             1994
                                      ----------  -----------   ------------
BALANCE, beginning of year             $ 172,624   $ 156,707      $ 141,475
  Depreciation expense                    17,658      15,917         15,232
  Retirements and write-offs                (375)          -              -
                                       ---------   ---------      ---------
BALANCE, end of year                   $ 189,907   $ 172,624      $ 156,707
                                       =========   =========      =========