Form 10-Q
period 1997-03-31
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 1997-05-14
CIK 906785

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

       X             Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                      For the quarter ended March 31, 1997
                                       or

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

     As of May 2, 1997, there were 26,778,052 Units of Limited Partnership Interest of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                   FORM 10-Q
                                     INDEX


                                                               Pages
                                                               -----
PART I - FINANCIAL INFORMATION

 Item 1: Financial Statements

    Charles E. Smith Residential Realty L.P. Financial
    Statements as of March 31, 1997 and December 31,
    1996, Filed as a Part of This Report

    Consolidated Balance Sheets                                   3

    Consolidated Statements of Operations                         4


    Consolidated Statements of Partners' Equity
    and Other Limited Partners' Interest                          5

    Consolidated Statements of Cash Flows                         6

    Notes to Consolidated Financial Statements                    7

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            10

PART II - OTHER INFORMATION                                       18

SIGNATURES                                                        20

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                                                            March 31, 1997          December 31, 1996
                                                                         -------------------      ---------------------
                                                                             (Unaudited)
       ASSETS

Rental property, at predecessor cost net                             $          265,261         $          267,658
Rental property, acquired and developed, net                                    330,847                    202,435
Cash and cash equivalents                                                         1,221                      3,898
Tenants' security deposits                                                        3,515                      3,521
Escrow funds                                                                      8,761                      6,087
Investment in and advances to Property  Service Businesses
    and other                                                                    16,099                     10,756
Deferred charges, net                                                            17,268                     17,646
Other assets                                                                      9,310                     10,210
                                                                      ------------------         ------------------
                                                                     $          652,282         $          522,211
                                                                      ==================         ==================

       LIABILITIES AND EQUITY

Liabilities
   Mortgage loans                                                    $          487,778         $          416,808
   Notes payable                                                                 57,650                    129,736
   Accounts payable and accrued expenses                                         12,772                      9,525
   Tenants' security deposits                                                     3,515                      3,521
                                                                      ------------------         ------------------
     Total liabilities                                                          561,715                    559,590
                                                                      ------------------         ------------------

Commitments and contingencies

Other Limited Partners' Interest
   13,545,099 and 12,029,857 units issued and outstanding
   at March 31, 1997 and December 31, 1996, respectively, at                    367,411                    351,873
   redemption value                                                 --------------------         ------------------

Partner's Equity
   General Partner's General and Limited Partnership Interest
     13,232,953 and 9,969,607 units issued and outstanding
     at March 31, 1997 and December 31, 1996 respectively                      (276,844)                  (389,252)
                                                                    --------------------         ------------------

                                                                  $             652,282        $           522,211
                                                                   =====================         ==================

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Unit Data)



                                                 For the Three Months
                                                    Ended March 31,
                                         ------------------------------------
                                                      (Unaudited)
                                               1997                 1996
                                         -----------------   ----------------
Rental Properties:
   Revenues                              $          44,776   $         38,837

   Expenses
      Operating costs                               16,434             15,426
      Real estate taxes                              2,917              2,442
      Depreciation and amortization                  4,851              4,392
                                         -----------------   ----------------
         Total expenses                             24,202             22,260

Property Service Businesses:
   Equity in income of Property
   Service Businesses                                  809              1,548

Corporate general and administrative
expenses                                            (1,391)            (1,287)
Interest expense                                   (11,427)           (10,411)
Interest income                                        231                269
                                         -----------------   ----------------

Net income                               $           8,796   $          6,696
                                         =================   ================

Net income per unit                      $            0.36   $           0.31
                                         =================   ================

        The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY AND OTHER LIMITED PARTNERS' INTEREST
                 (Dollars in Thousands, Except Per Unit Data)


                                                                                     General Partner's               Other
                                                                                   General and Limited          Limited Partners'
                                                                                          Interest                  Interest
                                                                                  ---------------------       --------------------
Balance, December 31, 1995                                                     $             (320,286) $                 288,663
    Units exchanged for acquisitions                                                               -                       2,403
    Adjustment for unit grants                                                                     -                         333
    Net income                                                                                 15,755                     19,062
    Distributions ($1.975 per unit)                                                           (19,469)                   (23,840)
    Adjustment to reflect Other Limited Partners' interest
       at redemption value                                                                    (65,252)                    65,252
                                                                                  ---------------------       --------------------

Balance, December 31, 1996                                                                   (389,252)                   351,873
    Units exchanged for acquisitions                                                               -                      47,129
    Adjustment for unit grants                                                                     -                         134
    Net income                                                                                  4,183                      4,613
    Contribution by Charles E. Smith Residential Reality, Inc.                                  82,968                         -
    Distributions ($0.505 per unit)                                                            (5,080)                    (6,035)
    Other                                                                                          -                          34
    Adjustment to reflect Other Limited Partners' interest
       at redemption value                                                                     30,337                    (30,337)

                                                                                  ---------------------       --------------------
Balance, March 31, 1997 (unaudited)                                            $             (276,844) $                 367,411
                                                                                  =====================       ====================


Units issued and outstanding at March 31, 1997                                             13,232,953                 13,545,099
                                                                                  =====================       ====================

Units issued and outstanding at December 31, 1996                                           9,969,607                 12,029,857
                                                                                  =====================       ====================


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)


                                                                              For the Three Months
                                                                                  Ended March 31,
                                                                          ------------------------------
                                                                                  (Unaudited)
                                                                              1997            1996
                                                                          -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $     8,796     $     6,696
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                                             5,629           5,164
      Increase in escrow funds                                                 (2,674)         (1,664)
      Decrease (increase) in other assets                                         875             (98)
      Increase (decrease) in accounts payable and accrued expenses              3,247            (982)
                                                                          ------------    ------------
         Net cash provided by operating activities                             15,873           9,116
                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions and development of rental property                              (1,811)        (17,131)
  Additions to rental property                                                 (1,696)           (824)
  Decrease in related party payables:
     Property Service Businesses                                                    -            (589)
     Predecessor                                                                    -            (625)
Increase in investment in and advances to Property Service
   Businesses and other                                                        (5,309)         (2,682)
Other                                                                              25          (1,000)
                                                                          ------------    ------------
       Net cash used in investing activities                                   (8,791)        (22,851)
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to deferred charges                                                  (332)           (771)
  Mortgages:
    Proceeds                                                                        -               -
    Repayments                                                                 (9,194)           (174)
  Notes payable:
    Proceeds                                                                        -          31,032
    Repayments                                                                (72,086)        (13,000)
  Capital contribution by Charles E. Smith
    Residential Realty, Inc.                                                   82,968               0
  Distributions                                                               (11,115)        (10,725)
                                                                          ------------    ------------
       Net cash (used in) provided by financing activities                     (9,759)          6,262
                                                                          ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (2,677)         (7,473)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  3,898           9,478
                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.                                 $     1,221     $     2,005
                                                                          ============    ============
SUPPLEMENTAL INFORMATION:
  Purchase of properties in exchange for Operating Partnership units      $    47,129     $       513
  Assumptions of debt on acquisition                                           80,164               -

       The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   BASIS OF PRESENTATION

     The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of March 31, 1997 and the results of operations for the interim periods ended March 31, 1997 and 1996. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Operating Partnership's Annual Report on Form 10-K.

     The Operating Partnership and its subsidiaries are engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily residential multifamily properties. As of March 31, 1997, the Operating Partnership owned 44 existing multifamily properties containing 17,028 apartment units, and two retail shopping centers aggregating 436,000 square feet. Additionally, the Operating Partnership owns substantially all of the economic interest in entities which provide multifamily and retail property management, leasing and development services, property renovation, construction and construction management services, building engineering and technical services, and financial advisory services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its investment in the Property Service Businesses.

2.   ACQUISITIONS

     The Operating Partnership acquired 1,452 apartment units in February 1997 through the purchase of two high-rise properties in Crystal City, Virginia. A 540-unit building was acquired for a total cost of approximately $43.0 million consisting of 307,000 limited partnership units of the Operating Partnership valued at $8.7 million, assumed debt of $34.0 million (at fair market value) and acquisition related costs of approximately $0.3 million. This property is subject to a 5.1% net profits interest in favor of an unaffiliated third party. A 912-unit building was purchased for a total cost of approximately $69.8 million consisting of 842,500 limited partnership units of the Operating Partnership valued at $23.9 million, assumed debt of $45.0 million (at fair market value) and cash of $0.9 million.

     In March 1997, the Operating Partnership acquired a 376-unit property in northwest Washington, D.C. for a total cost of approximately $16.3 million consisting of 510,700 limited partnership units of the Operating Partnership valued at $14.5 million, assumed debt of $1.2 million, and acquisition related costs of approximately $0.6 million.


3.   STOCK OFFERING

     During the first quarter of 1997, Charles E. Smith Residential Realty, Inc. (the "Company"), the Operating Partnership's sole general partner, completed a follow-on equity offering and issued 3.1 million shares of common stock (the Offering) at $28.375 per share totaling $83.0 million, net of underwriting discounts and other expenses totaling $5.1 million. The Company contributed the net proceeds from the Offering to the Operating Partnership in exchange for 3.1 million limited partnership units. The Operating Partnership used the resulting proceeds to repay $72.1 million of notes payable and $9 million of mortgage debt and to fund the property acquisitions.


4.   PER UNIT DATA

     Earnings per unit of the Operating Partnership for the three months ended March 31, 1997 and 1996 is computed based on 24.1 million and 21.9 million units, respectively, which represents the weighted average number of units outstanding during the periods.


5.   NEW ACCOUNTING PRONOUNCEMENTS

     During 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS
128) which requires entities to exclude the effect of potentially dilutive securities in the calculation of primary earnings per share. The standard will be effective for interim and annual periods ending after December 15, 1997 and will require restatement of comparative prior-period data. Had the standard been implemented during the first quarter of 1997, both current and prior period earnings per unit would have been unchanged. Management does not expect this standard to have any significant impact upon implementation.

     The FASB also issued Statement of Financial Accounting Standard No. 129, "Disclosure of Information About Capital Structure" which expands the number of companies subject to existing disclosure requirements for securities other than common stock. The standard will have no impact on the Operating Partnership since it already complies with such disclosure requirements.

6.   RECLASSIFICATIONS

     The Operating Partnership changed the classification of certain senior management payroll costs from property operating expenses to corporate general and administrative expense. Management believes this reclassification more accurately reflects property operations and is consistent with industry practice. Amounts for the period ended March 31, 1996 have been reclassified to conform to the current year's presentation. Had this reclassification not been made, property operating expenses would have been higher and corporate general and administrative expenses would have been lower by $0.5 million for each of the periods ended March 31, 1997 and 1996.

     Certain other reclassifications have also been made to the prior year amounts to conform to the current year's presentation.


7.   OTHER LIMITED PARTNERS' INTEREST

     Limited partnership units of the Other Limited Partners may be redeemed at the unitholders' discretion. At the option of the Company, such redemption may be made for cash, at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis. As of March 31, 1997, approximately 18.9 million shares of the Company's authorized common stock had been reserved for possible issuance upon redemption of limited partnership units.

     In accordance with generally accepted accounting principles, the Other Limited Partners' redemption rights are not included in partners' equity. Consequently, the accompanying consolidated balance sheets and statements of partners' equity reflect the Other Limited Partners' Interest in the Operating Partnership, measured at redemption value. Such interest is deducted from partners' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three months ended March 31, 1997 and 1996 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles
E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships.


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


RENTAL PROPERTIES

     Revenues, expenses and income from the multifamily and retail properties for the three months ended March 31, 1997 and 1996 were as follows (in thousands):


                                       Three Months Ended March 31,
                                       -----------------------------
                                              1997     1996/(1)/
                                              ----     ----
Multifamily Properties - Core/(2)/
    Revenues                                $ 37,210   $ 36,298
    Expenses                                 (16,265)   (16,882)
                                            --------   --------
    Income before depreciation              $ 20,945   $ 19,416
                                            ========   ========

Multifamily Properties -
  Acquisitions and Development
    Revenues                                $  5,124   $     97
    Expenses                                  (2,238)       (38)
                                            --------   --------
    Income before depreciation              $  2,886   $     59
                                            ========   ========
Retail Properties
    Revenues                                $  2,442   $  2,442
    Expenses                                    (848)      (948)
                                            --------   --------
    Income before depreciation              $  1,594   $  1,494
                                            ========   ========
Total Rental Properties
    Revenues                                $ 44,776   $ 38,837
    Expenses                                 (19,351)   (17,868)
    Depreciation and amortization             (4,851)    (4,392)
                                            --------   --------
Income from Rental Properties               $ 20,574   $ 16,577
                                            ========   ========


/(1)/ Reclassified for comparison purposes.  See Note 6 to the Financial
      Statements.
/(2)/ Represents properties owned as of December 31, 1995.

PROPERTY SERVICE BUSINESSES

          Revenues, expenses and income from the various Property Service Businesses for the three months ended March 31, 1997 and 1996 were as follows (in thousands):


                                            Three Months Ended March 31,
                                            ----------------------------
                                                  1997        1996
                                                  ----        ----
Multifamily and Retail Property
Management Services
    Revenues                                    $  2,561   $  3,107
    Expenses                                      (2,404)    (2,192)
                                                --------   --------
    Income before depreciation
    and amortization                            $    157   $    915
                                                ========   ========

Interior Construction and Renovation
Services
    Net fee revenues                            $  1,351   $  1,031
    Expenses                                      (1,223)    (1,167)
                                                --------   --------
    Income before depreciation
    and amortization                            $    128   $   (136)
                                                ========   ========
Engineering and Technical Services
(including reimbursed costs)
    Revenues                                    $ 12,301   $  9,679
    Expenses                                     (11,273)    (9,026)
                                                --------   --------

    Income before depreciation
    and amortization                            $  1,028   $    653
                                                ========   ========
Financing Services
    Revenues                                    $      0   $    669
    Expenses                                        (243)      (287)
                                                --------   --------

    Income before depreciation
    and amortization                            $   (243)  $    382
                                                ========   ========
Total Property Services
    Revenues                                    $ 16,213   $ 14,486
    Expenses                                     (15,143)   (12,672)
    Depreciation and amortization                   (261)      (266)
                                                --------   --------

Income from Property
  Service Businesses                            $    809   $  1,548
                                                ========   ========


RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1997 to Three Months Ended March 31, 1996.

          Summary. Net income of the Operating Partnership increased $2.1 million, or 31.4%, from $6.7 million for the three months ended March 31, 1996 to $8.8 million for the three months ended March 31, 1997. Funds from Operations ("FFO") of the Operating Partnership increased $2.6 million, or 23.1%, from $11.0 million to $13.6 million during the same period. The increases in both net income and FFO are primarily attributable to the acquisition of six apartment properties during 1996 and the first quarter of 1997. In addition, income from the core portfolio increased nearly 8% over the prior year period due to both increased rents and expense savings. These increases in income were partially offset by higher interest expense related to the acquisitions as well as decreased income from the Property Service Businesses.

          Rental Properties. Revenue from all rental properties increased $5.9 million, or 15.3%, from $38.8 million for the three months ended March 31, 1996 to $44.7 million for the three months ended March 31, 1997. The six acquisition and development properties (defined as properties acquired or developed subsequent to December 31, 1995) contributed approximately 85%, or $5.0 million, of the total rental revenue increase. Three of the acquisitions (comprising 1,002 apartment units) were completed during 1996 and three (comprising 1,828 units) were completed in the first quarter of 1997. The core portfolio contributed the remaining increase in revenue of $0.9 million, a 2.5% increase over the prior year period.

          Average monthly revenue per core apartment increased from $852 during the first quarter of 1996 to $874 per unit during the current quarter. The increase results primarily from rent increases initiated during 1996. In addition, revenue-enhancing initiatives such as the premium for month-to-month leases and the non-refundable move-in fee generated approximately $0.3 million in revenue over the comparable prior year period. However, these increases were partially offset by higher than expected vacancies during January and February, particularly for furnished apartments at Gateway Place. As a result, net revenues from furnished apartments were flat and average economic occupancy for the core portfolio was down to 95.9% for the three months ended March 31, 1997 compared to 96.5% for the comparable prior year quarter. However, aggressive efforts by management brought occupancy back up to 96.4% in March with substantial improvement in leasing of furnished apartments.

          Retail revenues during the three months ended March 31, 1997 were unchanged compared to the prior year period primarily due to vacancies which offset rent increases. Unamortized deferred rents were written off for one tenant at Skyline Mall and three tenants at Worldgate Centre who either vacated or declared bankruptcy during the quarter. Although average occupancy for Skyline Mall was essentially unchanged compared to the prior year's first quarter, occupancy at Worldgate Centre declined from 100% to 97.4%, respectively, for the three months ended March 31, 1996 and 1997.

          Expenses from all rental operations (including depreciation) increased $1.9 million, or 8.7%, from $22.3 million during the first quarter of 1996 to $24.2 million during the current quarter. The six properties in the acquisition/development portfolio contributed additional depreciation expense of $0.5 million and other property operating expenses of $2.2 million. These increases were offset by expense reductions in both the core and retail portfolios of $0.6 million (3.7%) and $0.1 million (10.6%), respectively. Core expenses decreased primarily due to a much milder winter in 1997 compared to 1996 resulting in savings of $0.7 million in utility costs which were partially offset by higher real estate taxes in 1997. Retail expenses at Skyline Mall decreased in 1997 due to a large maintenance project in 1996 which could not be passed through to the tenants.

          Property Service Businesses. Income from the Property Service Businesses decreased from $1.5 million during the first quarter of 1996 to $0.8 million for the first quarter of 1997. The decrease was primarily due to the fact that no financing services fees were earned during the quarter. Also, 1996 results reflect a non-recurring fee of $0.6 million related to the termination of a management agreement with a hotel owned by a related party. These decreases were partially offset by higher income for both Engineering and Technical Services and Interior Construction and Renovation Services. The Operating Partnership uses the equity method of accounting for investments in the Property Service Businesses.

          During the three months ended March 31, 1997, Interior Construction and Renovation Services' net fee revenue increased $0.3 million, or 31.0%, with no significant increase in expenses compared to the prior year quarter. The revenue increase was due primarily to the addition of several large general contracting projects for third party clients during the first quarter of 1997 compared to the prior year. Expenses remained relatively unchanged due partially to the prior year's severe winter weather which resulted in project delays and higher than usual unbillable labor.

          Revenues for Multifamily and Retail Property Management decreased $0.5 million, or 17.6%, during the first quarter of 1997 as compared to the comparable prior year quarter due primarily to the non-recurring fee of $0.6 million earned in 1996 in connection with the termination of a management agreement with a hotel owned by a related party.

          Engineering and Technical Services revenue increased $2.6 million, or 27.1%, during the first quarter with resulting increases of 24.9% in expenses and 57.4% in income. Two new contracts for HVAC operations and maintenance as well as significant additional work under existing contracts contributed approximately $1.5 million of the increased revenues. Typically, contract extras earn higher margins than base contract work. The balance of the revenue increase was generated by several large repair and replacement projects for affiliated partnerships.

          Other. Corporate general and administrative expenses increased 8.1%, due primarily to write-offs of capitalized costs for terminated acquisition projects. Interest expense increased $1.0 million, or 9.8%, due to additional borrowings for completed acquisitions and development.

          Funds from Operations. Funds from Operations (FFO) is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to cash flow as a measure of liquidity or ability to make distributions. The Operating Partnership considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Operating Partnership's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

          Funds from Operations for the three months ended March 31, 1997 and 1996 are computed as follows (in thousands):


                                       Three Months Ended March 31,
                                       ----------------------------
                                          1997              1996
                                          ----              ----


Net Income                             $   8,796         $   6,696

Depreciation of Real Property              4,851             4,392
                                       ---------         ---------
Funds from Operations                  $  13,647         $  11,088
                                       =========         =========


LIQUIDITY AND CAPITAL RESOURCES

          Summary. Net cash flow provided by operating activities increased $6.8 million from $9.1 million for the three months ended March 31, 1996 to $15.9 million for the three months ended March 31, 1997. The increase is a result of an additional $2.6 million of FFO and an increase of $4.2 million in accounts payable due primarily to property acquisitions and accrued real estate taxes.

          Net cash flow used by the Operating Partnership in investing activities was $8.8 million for the three months ended March 31, 1997 versus $22.9 million for the three months ended March 31, 1996. The decrease of $14.1 million was due primarily to cash acquisitions made during the first quarter of 1996 versus unit swap acquisitions during the first quarter of 1997. Partially offsetting the decrease was additional investments and advances to the Property Service Businesses of $2.6 million.

          Net cash flows used by financing activities was $9.8 million for the three months ended March 31, 1997 compared to $6.2 million provided by financing activities in the first quarter of 1996 for a net decrease of $16 million. During the first quarter of 1997, Charles E. Smith Residential Realty, Inc. (the "Company"), the Operating Partnership's sole general partner, completed a follow-on equity offering and issued 3.1 million shares of common stock (the "Offering") at $28.375 per share totaling $83.0 million, net of underwriting discounts and other expenses totaling $5.1 million. The Company contributed the net proceeds from the Offering to the Operating Partnership in exchange for 3.1 million limited partnership units. The Operating Partnership used the resulting proceeds to repay $72.1 million of notes payable and $9 million of mortgage debt and to fund the property acquisitions. During the three months ended March 31, 1996, however, the Operating Partnership had net borrowings on the line of credit of $18 million to fund the acquisitions made during that quarter. During the three months ended March 31, 1997 and 1996, the Operating Partnership paid distributions of $11.1 million and $10.7 million, respectively, or $ 0.505 and $0.49 per share/unit.

Debt

          The Operating Partnership completed the acquisition of three multifamily properties during the quarter totaling 1,828 apartment units, for a total cost of $129.1 million consisting of Operating Partnership Units valued at $47.1 million, assumed debt of $80.2 million and cash of approximately $1.8 million. One of the properties is subject to a 5.1% net profits interest in favor of an unaffiliated third party.

          As of March 31, 1997, the Operating Partnership had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 8%, as follows:


                                              Dollars in    % of
                                               Thousands   Total
                                              -----------  ------
          Long-term mortgage debt
          (maturities greater than 1 year)
           Fixed rate                           $479,579    87.9%

          Short-term mortgage debt
          (maturities less than 1 year)
           Variable rate                           8,199     1.5%

          $100M Acquisition Line of Credit        27,650     5.1%
          $83M Acquisition Line of Credit         30,000     5.5%
                                                --------    ----

                                                $545,428   100.0%
                                                ========   ======


          The Operating Partnership had $125.4 million of unused borrowing capacity available on lines of credit as of March 31, 1997. Amounts outstanding under lines of credit averaged $90.2 million for the three months ended March 31, 1997 compared to $60.0 million for the three months ended March

31, 1996. In April 1997, the Operating Partnership renegotiated the terms of its existing $100 million line of credit. The revised line reduces by 38 to 65 basis points the current spread over the London Interbank Offering Rate (LIBOR), based on the outstanding balance and the value of the collateral. In addition, the maturity has been extended until June 30, 2000, and several covenants in the agreement were modified to provide the Operating Partnership greater flexibility.

          As of March 31, 1997, the Operating Partnership's Debt to Total Market Capitalization Ratio was 42.9%, based on 26.8 million partnership units outstanding at a market price of $27.125. The Operating Partnership's Debt Coverage Ratio for the three months ended March 31, 1997 was 2.36 to 1.

Capital Expenditures

          For the three months ended March 31, 1997, total capital improvements were $1.7 million, of which $1.5 million, or $106 per core apartment unit, were for the core portfolio. Approximately 50% of the capital expenditures on the core portfolio are considered by management to be revenue generating or economic improvements, as shown below, which the Operating Partnership believes directly affect its ability to increase rents. The remaining capital expenditures on the core portfolio indirectly influence the Operating Partnership's ability to increase rents and are considered non-revenue generating. A summary of core capital expenditures follows:


                                Total $     Actual # of     Average $ Per    Average $ Per
Expenditure Type                Spent     Units Improved    Unit Improved      Core Unit
----------------              ----------- --------------    -------------    -------------
                            (in thousands)
Installations/Replacements:
   Appliances                   $  172          298             $  577           $   12
   Carpet                          389          245              1,588               28
   Other                            27           21              1,286                2
Renovations:
   Kitchen                          45           21              2,143                3
   Bath                            116          131                885                8
                                ------                                           ------
Total revenue generating
 improvements                      749                                               53

Non-revenue generating
 improvements                      755                                               53
                                ------                                           ------

Total capital expenditures
 - core portfolio               $1,504                                           $  106
                                ======                                           ======


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CHARLES E. SMITH RESIDENTIAL REALTY L.P.

May 14, 1997              By:  /s/   W. D. Minami
                               ------------------------------------------
                               W. D. Minami
                               Senior Vice President and Chief Financial Officer
                                of Charles E. Smith Residential Realty L.P.
                               (on behalf of the Registrant and as Principal
                               Financial Officer)

                                    PART II


Item 1.  Legal Proceedings.

         None.


Item 2.  Changes in Securities.

         The Registrant has issued Units for the purpose of acquiring all or a part of an ownership interest in a real estate property on three occasions during the first quarter of 1997, as set forth in the chart below. The recipients of these Units have been the partners of partnerships owning such property, who have swapped their ownership interest for Units, cash, the assumption of debt, or some combination thereof. These Units were offered on a private placement basis, and the offerings were completed without an underwriter or the payment of sales commissions or discounts. The Registrant believes that such offerings and sales were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D promulgated thereunder, the conclusion of the Registrant, after diligent investigation, that fewer than 35 offerees were not either "accredited investors" as defined in Rule 501 or within the other requirements of Registration D, the delivery to each prospective Unitholder of appropriate written materials, and the execution by each person receiving Units of a qualifying subscription agreement.


                          Unregistered Unit Issuances

                                                                    Implied Unit
       Issue Date       # of Units Issued     Consideration             Value          Redeemable
       ----------       -----------------     -------------         ------------       ----------

         2/20/97             307,000        interest in Crystal    $ 8,722,637.50     after one year
                                             Towers Apartments     ($24.4125/Unit)

         2/20/97             842,500        interest in Crystal    $23,937,531.25     after one year
                                              Plaza Apartments      ($24.4125/Unit)

         3/1/97              510,700        interest in Kenmore    $13,278,200        after one year
                                                Apartments            ($26.00/Unit)

[Note: Unit Values in each instance were established by negotiation between the parties, resulting in a contract formula determining the number of Units to be issued in the transaction.]

         In addition, the Registrant issued a total of 3,105,000 Units to its general partner, Charles E. Smith Residential Realty, Inc., on February 19 and March 19, 1997, in return for $83,477,375 in cash, the total proceeds of an offering by the general partner of 3,105,000 shares of Common Stock, net of underwriting discounts. These Units were offered on a private placement basis, and the offerings were completed without an underwriter or the payment of sales commissions or discounts. The Registrant believes that such offering and sale were exempt from registration by virtue of Section 4(2) of the Securities Act.


Item 3.  Defaults Upon Senior Securities.

         None.


Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.


Item 5.  Other Information.

         None.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

                None.

         (b) Reports on Form 8-K

         A Current Report of the Registrant on Form 8-K was filed on February 7, 1997, describing and providing certain financial statements for three real estate properties to be acquired by the Registrant.