Form 10-Q
period 1997-06-30
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 1997-08-14
CIK 906785

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-Q

           X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          ---           OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTER ENDED JUNE 30, 1997

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE PERIOD FROM        TO

             COMMISSION FILE NUMBER: 1934 ACT FILE NUMBER: 0-25968

                   CHARLES E. SMITH RESIDENTIAL REALTY L. P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                             54-1681657
     -------------------------------             -------------------
     (State of other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

          2345 CRYSTAL DRIVE
          CRYSTAL CITY, VA                              22202
         ---------------------                        ----------
         (Address of principal                        (Zip Code)
           executive offices)

       Registrant's telephone number including area code: (703) 920-8500

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A UNITS OF LIMITED PARTNERSHIP
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

  As of July 25, 1997, there were 26,790,364 Common Units of Limited Partnership Interest of the Registrant issued and outstanding.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                   FORM 10-Q
                                     INDEX



                                                              Pages
                                                              -----
PART I - FINANCIAL INFORMATION

  Item 1: Financial Statements

     Charles E. Smith Residential Realty L.P. Financial
     Statements as of June 30, 1997 and December 31, 1996,
     Filed as a Part of This Report

     Consolidated Balance Sheets                                3

     Consolidated Statements of Operations                      4

     Consolidated Statements of Partners' Equity                5
       And Other Limited Partners' Interest

     Consolidated Statements of Cash Flows                      6

     Notes to Consolidated Financial Statements                 7

  Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         11

PART II - OTHER INFORMATION                                    22

SIGNATURES                                                     24


                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                      June 30, 1997   December 31, 1996
                                                                      -------------   -----------------
                                                                       (Unaudited)
     ASSETS

Rental property, at predecessor cost, net                                  263,786         $267,658
Rental property, acquired and developed, net                               329,856          202,435
Rental property under development                                           12,742                -
Cash and cash equivalents                                                    7,290            3,898
Tenants' security deposits                                                   3,112            3,521
Escrow funds                                                                 8,998            6,087
Investment in and advances to Property Service Businesses
     and other                                                              14,356           10,756
Deferred charges, net                                                       16,274           17,646
Other assets                                                                12,501           10,210
                                                                          --------        ---------
                                                                          $668,915         $522,211
                                                                          ========        =========
     LIABILITIES AND EQUITY

Liabilities
     Mortgage loans                                                       $487,342         $416,808
     Notes payable                                                          56,000          129,736
     Accounts payable and accrued expenses                                  12,934            9,525
     Tenants' security deposits                                              3,112            3,521
                                                                          --------        ---------
     Total liabilities                                                     559,388          559,590
                                                                          --------        ---------
Commitments and contingencies

Other Limited Partners' Interest
     13,470,992 and 12,029,857 common units issued and outstanding at June 30, 1997 and December 31, 1996, respectively, at
     redemption value                                                      387,291          351,873
                                                                          --------        ---------
Partner's Equity
     General Partner's General and Limited Partnership Interest
       Preferred units - Series A Cumulative Convertible
         Redeemable Preferred Units, 738,553  units issued
         and outstanding                                                    19,772                -
       Common units - 13,312,706 and 9,969,607 units issued and
         outstanding at June 30, 1997 and December 31, 1996,
         respectively                                                     (297,536)        (389,252)
                                                                          --------        ---------
     Total partner's equity                                               (277,764)        (389,252)
                                                                          --------        ---------
                                                                          $668,915        $522,211
                                                                          ========        =========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Unit Amounts)




                                                                      (Unaudited)                  (Unaudited)
                                                                 For the Three Months           For the Six Months
                                                                    Ended June 30,                Ended June 30,
                                                                --------------------------   ---------------------
                                                                    1997           1996        1997        1996
                                                                -----------      ---------   ---------   ---------
RENTAL PROPERTIES
   Revenues                                                       $ 49,483        $ 40,069   $ 94,259     $ 78,952

   Expenses
     Operating costs                                                17,332          14,507     33,766       29,979
     Real estate taxes                                               3,081           2,665      5,998        5,107
     Depreciation and amortization                                   5,295           4,336     10,146        8,728
                                                                  --------        --------   --------     --------
     Total expenses                                                 25,708          21,508     49,910       43,814

PROPERTY SERVICE BUSINESSES
     Equity in income of Property Service Businesses                   896           1,444      1,705        2,992

Corporate general and administrative expenses                       (1,648)         (1,343)    (3,039)      (2,630)
Interest expense                                                   (11,256)        (10,631)   (22,683)     (21,042)
Interest income                                                        301             265        532          534
                                                                  --------        --------   --------     --------

Net income                                                        $ 12,068        $  8,296   $ 20,864     $ 14,992
                                                                  ========        ========   ========     ========

Net income per common unit                                         $  0.45         $  0.38    $  0.82      $  0.69
                                                                  ========        ========   ========     ========

        The accompanying notes are an integral part of these statements

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY AND OTHER LIMITED PARTNERS' INTEREST
                 (Dollars in Thousands, Except Per Unit Data)


                                                                                                             Other
                                                                   General Partner's General and        Limited Partners'
                                                                         Limited Interest                    Interest
                                                                  ---------------------------------     -----------------
                                                                  Series A Preferred
                                                                       Units           Common Units        Common Units
                                                                  ------------------   ------------     -----------------
Balance, December 31, 1995                                            $      -        $  (320,286)        $   288,663
     Units exchanged for acquisitions                                        -                  -               2,403
     Adjustment for unit grants                                              -                  -                 333
     Net income                                                              -             15,755              19,062
     Distributions ($1.975  per unit)                                        -            (19,469)            (23,840)
     Adjustment to reflect Other Limited Partners' interest
       at redemption value                                                   -            (65,252)             65,252
                                                                      --------        -----------         -----------
Balance, December 31, 1996                                                   -           (389,252)            351,873
     Units exchanged for acquisitions                                        -                  -              47,129
     Adjustment for unit grants                                              -                  -                 276
     Net income                                                              -             10,153              10,711
     Contribution by Charles E. Smith Residential Realty, Inc.          19,772             82,860                   -
     Distributions ($1.01  per unit)                                         -            (11,765)            (12,384)
     Other                                                                   -                120                  34
     Adjustment to reflect Other Limited Partners' interest
       at redemption value                                                   -             10,348             (10,348)
                                                                      --------        -----------         -----------
Balance, June 30, 1997 (unaudited)                                    $ 19,772        $  (297,536)        $   387,291
                                                                      ========        ===========         ===========
Units issued and outstanding at June 30, 1997                          738,553         13,312,706          13,470,992
                                                                      ========        ===========         ===========
Units issued and outstanding at December 31, 1996                            -          9,969,607          12,029,857
                                                                      ========        ===========         ===========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                        (Unaudited)
                                                                                    For the Six Months
                                                                                       Ended June 30,
                                                                                 -----------------------
                                                                                      1997        1996
                                                                                 ------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $ 20,864     $ 14,992
     Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                                               11,640       10,289
         Increase in escrow funds                                                    (2,911)      (1,650)
         (Increase) decrease in other assets                                         (2,493)         676
         Increase (decrease) in accounts payable and accrued expenses                 3,409          (21)
                                                                                   --------     --------
                Net cash provided by operating activities                            30,509       24,286
                                                                                   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                                (14,552)     (17,144)
     Additions to rental property                                                    (4,453)      (2,248)
     Decrease in related party payables:
         Property Service Businesses                                                      -         (886)
         Predecessor                                                                      -         (300)
     Increase in investment in and advances
         to Property Service Businesses and other                                    (3,566)      (3,091)
     Other                                                                              202       (1,000)
                                                                                   --------     --------
                Net cash used by investing activities                               (22,369)     (24,669)
                                                                                   --------     --------
CASH FLOWS FROM FINANCING ACTIVITES:
     Decrease (increase) in deferred charges                                             15       (1,126)
     Mortgage repayments                                                             (9,630)        (352)
     Notes payable:
         Proceeds from draws                                                         11,350       31,032
         Repayments                                                                 (85,086)     (13,100)
     Capital contributions by Charles E. Smith Residential Realty, Inc.:                               -
        Common units                                                                 82,860
        Preferred units                                                              19,772
     Distributions                                                                  (24,149)     (21,465)
     Other                                                                              120            -
                                                                                   --------     --------
                Net cash used by financing activities                                (4,748)      (5,011)
                                                                                   --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  3,392       (5,394)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        3,898        9,478
                                                                                   --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  7,290     $  4,084
                                                                                   ========     ========

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                                        $ 21,636     $ 19,764
     Purchase of properties in exchange for Operating Partnership units              47,129          513
     Assumed debt on acquisitions                                                    80,164            -
     Capitalized interest                                                               173            -

      The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. BASIS OF PRESENTATION

   The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of June 30, 1997 and the results of operations for the interim periods ended June 30, 1997 and 1996. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Operating Partnership's Annual Report on Form 10-K.

   The Operating Partnership and its subsidiaries are engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily residential multifamily properties. As of June 30, 1997, the Operating Partnership owned 44 multifamily properties containing 17,028 apartment units, and two retail shopping centers aggregating 436,000 square feet. Additionally, the Operating Partnership owns substantially all of the economic interest in entities which provide multifamily and retail property management, leasing and development services, property renovation, construction and construction management services, building engineering and technical services, and financial advisory services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its investment in the Property Service Businesses.

2. ACQUISITIONS AND DEVELOPMENT

   The Operating Partnership acquired 1,452 apartment units in February 1997 through the purchase of two high-rise properties in Crystal City, Virginia. A 540-unit building was acquired for a total cost of approximately $43.0 million consisting of 307,000 limited partnership units of the Operating Partnership valued at $8.7 million, assumed debt of $34.0 million (at fair market value) and acquisition related costs of approximately $0.3 million. This property is subject to a 5.1% net profits interest in favor of a third party. A 912-unit building was purchased for a total cost of approximately $69.8 million consisting of 842,500 limited partnership units of the Operating Partnership valued at $23.9 million, assumed debt of $45.0 million (at fair market value) and cash of $0.9 million.

   In March 1997, the Operating Partnership acquired a 376-unit property in northwest Washington, D.C. for a total cost of approximately $16.3 million consisting of 510,700 limited partnership units of the Operating Partnership valued at $14.5 million, assumed debt of $1.2 million, and acquisition related costs of approximately $0.6 million.

   During the second quarter of 1997, the Operating Partnership purchased for $9.1 million approximately 17 acres of land and began development of a 630-unit mid-rise and garden multifamily property in Springfield, Virginia. The total expected cost of the project is approximately $60 million with delivery of apartment units beginning in spring 1998 and final delivery by spring 1999.

3. CAPITAL CONTRIBUTIONS

   During the first quarter of 1997, Charles E. Smith Residential Realty, Inc. (the "Company"), the Operating Partnership's sole general partner, completed a follow-on equity offering and issued 3.1 million shares of common stock at $28.375 per share totaling $82.9 million, net of underwriting discounts and other expenses totaling $5.2 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 3.1 million common limited partnership units. The Operating Partnership used the resulting proceeds to repay $72.1 million of notes payable and $9 million of mortgage debt and to fund the property acquisitions.

   On May 15, 1997, the Company entered into an agreement with an investor to sell 2.6 million shares of Series A Cumulative Convertible Redeemable Preferred Stock (Preferred Shares), $0.01 par value (liquidation preference of $27.08 per share), at $27.08 per share for a total of $71.5 million. On June 30, 1997, the Company sold 0.7 million Preferred Shares for proceeds of $19.8 million, net of $0.2 million in offering costs. The remainder of the Preferred Shares will be issued and sold in amounts determined by the Company on or before May 14, 1998. The Company contributed the net proceeds to the Operating Partnership in exchange for 0.7 million Series A Cumulative Redeemable Preferred Units (the "Preferred Units").

   Distributions on the Preferred Units are cumulative from the date of original issue and are payable quarterly at the greater of $2.02 per unit or the rate declared on the common units. The Preferred Units are not redeemable prior to May 15, 2003. On or after May 15, 2003, the Operating Partnership, at its option, may redeem the Preferred Units for cash at a redemption price of $27.08 per share, plus accrued and unpaid distributions. Under certain circumstances, the Operating Partnership may elect to make such redemption with common units at the then market price of the Company's common stock. On or after January 31, 1999, the Company may convert the Preferred Units into common units on a one-for-one basis subject to certain limitations. Prior to January 31, 1999, the Preferred Units will not be convertible unless the Company undergoes a change in control, as defined by the agreement, or fails to qualify as a REIT for tax purposes.


4. PER UNIT DATA

   Earnings per common unit of the Operating Partnership for the three and six months ended June 30, 1997 is computed based on 26.9 million and 25.5 million common units, respectively, which represents the weighted average number of common units outstanding during the periods. Each of the comparable prior year periods is based on 21.9 million common units.

5. NEW ACCOUNTING PRONOUNCEMENTS

   During 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS
128) which requires entities to exclude the effect of potentially dilutive securities in the calculation of primary earnings per share. The standard will be effective for interim and annual periods ending after December 15, 1997 and will require restatement of comparative prior-period data. Had the standard been implemented during the first quarter of 1997, both current and prior period earnings per common unit would have been unchanged. Management does not expect this standard to have any significant impact upon implementation.

   During 1997, the FASB also issued several additional standards including SFAS 129, "Disclosure of Information About Capital Structure", SFAS 130, "Disclosures About Segments of an Enterprise and Related Information" and SFAS 131, "Reporting Comprehensive Income". All of the standards are effective for interim and annual reporting periods ending after December 15, 1997 and none are expected to have any significant impact on current reporting or disclosure since the Operating Partnership either already complies with the requirements or the standard is not applicable.

6. RECLASSIFICATIONS

   The Operating Partnership changed the classification of certain senior management payroll costs from property operating expenses to corporate general and administrative expense. Management believes this reclassification more accurately reflects property operations and is consistent with industry practice. Amounts for the period ended June 30, 1996 have been reclassified to conform to the current year's presentation. Had this reclassification not been made, property operating expenses would have been higher and corporate general and administrative expenses would have been lower by $0.6 million and $1.1 million for each of the three and six month periods ended June 30, 1997 and 1996.

   Certain other reclassifications have also been made to the prior year amounts to conform to the current year's presentation.

7.  OTHER LIMITED PARTNERS' INTEREST

        Limited partnership units of the Other Limited Partners may be redeemed at the unitholders' discretion. At the option of the Company, such redemption may be made for cash, at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis. As of June 30, 1997, approximately 18.8 million shares of the Company's authorized common stock had been reserved for possible issuance upon redemption of limited partnership units.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and six months ended June 30, 1997 and 1996 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships.


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


RENTAL PROPERTIES

     Revenues, expenses and income from the multifamily and retail properties for the three and six months ended June 30, 1997 and 1996 were as follows (in thousands):


                                      Three Months Ended June 30,    Six Months Ended June 30,
                                      ----------------------------  ---------------------------
                                          1997          1996/(1)/       1997         1996/(1)/
                                      ------------     -----------  ----------     ------------
Multifamily Properties - Core/(2)/
     Revenues                            $ 38,328      $   36,929     $ 75,538      $   73,273
     Expenses                             (15,907)        (15,934)     (32,172)        (32,862)
                                         --------      ----------     --------      ----------
     Income before depreciation          $ 22,421      $   20,995     $ 43,366      $   40,411
                                         ========      ==========     ========      ==========

Multifamily Properties -
  Acquisitions and Development
     Revenues                            $  8,460      $      656     $ 13,584      $      753
     Expenses                              (3,597)           (305)      (5,835)           (343)
                                         --------      ----------     --------      ----------
     Income before depreciation          $  4,863      $      351     $  7,749      $      410
                                         ========      ==========     ========      ==========
Retail Properties
     Revenues                            $  2,695      $    2,484     $  5,137      $    4,926
     Expenses                                (909)           (933)      (1,757)         (1,881)
                                         --------      ----------     --------      ----------
     Income before depreciation          $  1,786      $    1,551     $  3,380      $    3,045
                                         ========      ==========     ========      ==========
Total Rental Properties
     Revenues                            $ 49,483      $   40,069     $ 94,259      $   78,952
     Expenses                             (20,413)        (17,172)     (39,764)        (35,086)
     Depreciation and amortization         (5,295)         (4,336)     (10,146)         (8,728)
                                         --------      ----------     --------      ----------
Income from Rental Properties            $ 23,775      $   18,561     $ 44,349      $   35,138
                                         ========      ==========     ========      ==========


/(1)/ Reclassified for comparison purposes.  See Note 6 to the Financial
      Statements.
/(2)/ Represents properties owned as of December 31, 1995.

PROPERTY SERVICE BUSINESSES

     Revenues, expenses and income from the various Property Service Businesses for the three and six months ended June 30, 1997 and 1996 were as follows (in thousands):


                                         Three Months Ended June 30,     Six Months Ended June 30,
                                        -----------------------------   ----------------------------
                                            1997             1996           1997            1996
                                        -------------     -----------   ------------   -------------
Multifamily and Retail Property
Management Services
  Revenues                                  $  2,713       $  2,688       $  5,274       $  5,795
  Expenses                                    (2,528)        (2,303)        (4,932)        (4,495)
                                            --------       --------       --------       --------
  Income before depreciation
  and amortization                          $    185        $   385       $    342       $  1,300
                                            ========       ========       ========       ========

Interior Construction and Renovation
Services
  Net fee revenues                          $  1,275       $  1,264       $  2,626       $  2,295
  Expenses                                    (1,393)        (1,184)        (2,616)        (2,351)
                                            --------       --------       --------       --------
  Income before depreciation
  and amortization                          $   (118)      $     80       $     10       $    (56)
                                            ========       ========       ========       ========
Engineering and Technical Services
(including reimbursed costs)
  Revenues                                  $ 11,630       $ 10,500       $ 23,931       $ 20,179
  Expenses                                   (10,674)        (9,648)       (21,947)       (18,674)
                                            --------       --------       --------       --------
  Income before depreciation
  and amortization                          $    956       $    852       $  1,984       $  1,505
                                            ========       ========       ========       ========
Financing Services
  Revenues                                  $    292       $    720       $    292       $  1,389
  Expenses                                      (128)          (299)          (371)          (586)
                                            --------       --------       --------       --------
  Income before depreciation
  and amortization                          $    164       $    421       $    (79)      $    803
                                            ========       ========       ========       ========
Total Property Services
  Revenues                                  $ 15,910       $ 15,172       $ 32,123       $ 29,658
  Expenses                                   (14,723)       (13,434)       (29,866)       (26,106)
  Depreciation and amortization                 (291)          (294)          (552)          (560)
                                            --------       --------       --------       --------
Income from Property
  Service Businesses                        $    896       $  1,444       $  1,705       $  2,992
                                            ========       ========       ========       ========

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30, 1996.

  SUMMARY. Net income of the Operating Partnership increased $3.8 million, or 45.5%, from $8.3 million for the three months ended June 30, 1996 to $12.1 million for the three months ended June 30, 1997. Funds from Operations ("FFO") of the Operating Partnership increased $4.7 million, or 37.5%, from $12.6 million to $17.3 million during the same period. The increases in both net income and FFO are primarily attributable to the acquisition of six properties totaling 2,830 apartment units during 1996 and the first quarter of 1997. In addition, income from the core portfolio increased nearly 7% over the prior year period due to increased rents, revenue initiatives and expense savings which was partially offset by higher acquisition-related interest expense as well as decreased income from the Property Service Businesses.

  RENTAL PROPERTIES. Revenue from all rental properties increased $9.4 million, or 23.5%, from $40.1 million for the three months ended June 30, 1996 to $49.5 million for the three months ended June 30, 1997. The six acquisition and development properties (defined as properties acquired or developed subsequent to December 31, 1995) contributed approximately 83%, or $7.8 million, of the total rental revenue increase. Three of the acquisition properties (comprising 1,002 apartment units) were acquired during 1996 and three (comprising 1,828 units) were acquired in the first quarter of 1997. The core portfolio revenue increased $1.4 million, or 3.8%, over the prior year period. The retail portfolio revenue increased $0.2 million, or 8.5%, over the prior year period.

  Average monthly revenue per core apartment unit increased from $867 during the second quarter of 1996 to $900 per unit during the second quarter of 1997 primarily due to rent increases. In addition, revenue-enhancing initiatives such as the premium for month-to-month leases and the non-refundable move-in fee generated approximately $0.3 million in revenue over the comparable prior year period. Average economic occupancy for the core portfolio was 97.1% for the three months ended June 30, 1997 compared to 97.2% for the comparable prior year quarter.

  Expenses (including depreciation) from all rental operations increased $4.2 million, or 19.5%, from $21.5 million during the second quarter of 1996 to $25.7 million during the current quarter. Approximately $4.1 million of the increase, including depreciation expense of $0.8 million, resulted from the six properties in the acquisition/development portfolio. Expenses for the core portfolio were essentially flat compared to prior year, despite an increase of $0.3 million in utilities, due to the impact of expense initiatives and lower repairs and maintenance expenses. Repairs and maintenance expenses, particularly concrete repairs, were lower than prior year due, in part, to a much milder winter in 1997 compared to 1996. Also, there was a shift in the timing of certain maintenance projects from the second quarter to the third and fourth quarters of 1997.

  PROPERTY SERVICE BUSINESSES. The Operating Partnership uses the equity method of accounting for investments in the Property Service Businesses.

  Despite an increase during the quarter of $0.7 million in total revenue, income from the Property Service Businesses decreased from $1.4 million in the second quarter of 1996 to $0.9 million in the second quarter of 1997. This was primarily due to 1) loss of management fees from the two properties acquired in February, 2) lower Financing Services revenue caused by fewer debt refinancings during the quarter, and 3) increased expenses for Interior Construction and Renovation Services and Retail and Multi-family Property Management Services.

  During the three months ended June 30, 1997, Interior Construction and Renovation Services' net fee revenue was essentially unchanged from the prior year period while expenses increased $0.2 resulting in a net loss for the second
quarter of 1997.    The increase in expenses was consistent with planned
increases, primarily for employee wages and benefits, to support revenue growth. However, although gross construction volume increased 11.5% over the prior year quarter, unrecoverable cost overruns on a large third-party renovation project and profit margin reductions on two other projects reduced net fee revenues.

  Revenues for Multifamily and Retail Property Management increased slightly (1%) during the second quarter of 1997 as compared to the comparable prior year quarter reflecting a decrease in multifamily management revenue offset by an increase in retail services revenue. Multifamily management fee revenue declined due to the February 1997 acquisition of two properties which were previously managed by the Operating Partnership and the Operating Partnership's decision to terminate a third-party management contract in January 1997. Retail services revenue increased over the prior year due to leasing fees on the Potomac Yards project. Expenses increased by 9.8% due primarily to increased retail lease commission costs associated with the increase in revenue as well as the addition of multifamily marketing personnel over the prior year period.

  Engineering and Technical Services revenue increased $1.1 million, or 10.8%, during the quarter with resulting increases of 10.6% in expenses and 12.2% in income before depreciation. These increases were the result of new contracts for HVAC operations and maintenance as well as significant additional work under existing contracts. Typically, contract extras earn higher margins than base contract work.

  OTHER. Corporate general and administrative expenses increased 22.7% compared to the prior year due primarily to acquisition personnel added during the quarter primarily dedicated to the expansion of the Operating Partnership's acquisition and development program outside of the Washington, D.C. metropolitan area to other U.S. cities with strong urban multifamily markets. Interest expense increased $0.6 million, or 5.9%, due to additional borrowings used to fund acquisitions and development.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996.

  SUMMARY. Net income of the Operating Partnership increased $5.9 million, or 39.2%, from $15.0 million for the six months ended June 30, 1996 to $20.9 million for the six months ended June

30, 1997. Funds from Operations of the
Operating Partnership increased $7.3 million, or 30.7%, from $23.7 million to $31.0 million during the same period. The increases in both net income and FFO are primarily attributable to the acquisition of three apartment properties during 1996 and three in the first quarter of 1997. In addition, income from the core portfolio increased 7.3% over the prior year period due to rent increases as well as expense savings. Higher interest expense and decreased income from the Property Service Businesses partially offset these increases.

  RENTAL PROPERTIES. Revenue from all rental properties increased $15.3 million, or 19.4%, from $79.0 million for the six months ended June 30, 1996 to $94.3 million for the six months ended June 30, 1997. The six acquisition and development properties (defined as properties acquired or developed subsequent to December 31, 1995) contributed approximately 84%, or $12.8 million, of the total rental revenue increase. Three of the acquisitions (comprising 1,002 apartment units) were completed during 1996 while the remaining three (comprising 1,828 units) were completed in the first quarter of 1997. The core portfolio contributed $2.3 million of the increase in revenue, a 3.1% increase over the prior year period.

  Average monthly revenue per core apartment unit increased from $860 during the first six months of 1996 to $887 during the six months ended June 30, 1997. Revenue-enhancing initiatives on core properties such as the premium for month-to-month leases and the non-refundable move-in fee generated approximately $0.7 million in revenue over the comparable prior year period. However, these increases were partially offset by slightly lower occupancy during the first quarter, particularly for furnished apartments at Gateway Place. Average economic occupancy for the core portfolio was down to 96.5% for the six months ended June 30, 1997 compared to 96.8% for the comparable prior year quarter.

  Expenses (including depreciation) from all rental operations increased $6.1 million, or 13.9%, from $43.8 million to $49.9 million during the six months ended June 30, 1996 and 1997, respectively. The six properties in the acquisition/development portfolio contributed additional property operating expenses of $5.5 million and depreciation expense of $1.3 million. These increases were offset by expense reductions in both the core and retail portfolios of $0.7 million (2.1%) and $0.1 million (6.6%), respectively. Core expenses decreased primarily due to a much milder winter in 1997 compared to 1996 which reduced utility costs as well as repair and maintenance expenses. Retail expenses at Skyline Mall decreased in 1997 due to a large maintenance project in 1996 which could not be passed through to the tenants.

  PROPERTY SERVICE BUSINESSES. Income from the Property Service Businesses decreased from $3.0 million during the six months ended June 30, 1996 to $1.7 million for the six months ended June 30, 1997 due primarily to a $1.1 million decrease in Financing Services revenue in 1997 as well as a 1996 non-recurring fee of $0.6 million related to the termination of a management agreement with a hotel owned by a related party. The decreases in 1997 were partially offset by higher income for both Engineering and Technical Services and Interior Construction and Renovation Services.

  During the six months ended June 30, 1997, Interior Construction and Renovation Services' net fee revenue increased $0.3 million, or 14.4%, while expenses increased 11.3% compared to the prior year period. The revenue increase was due primarily to additional projects for affiliated partnerships as well as several large general contracting projects for third party clients. Expenses increased primarily due to planned increases in personnel and related costs.

  Revenues for Multifamily and Retail Property Management decreased $0.5 million, or 9.0%, during the first six months of 1997 compared to the prior year period due primarily to the non-recurring fee of $0.6 million earned in 1996 in connection with the termination of a management agreement with a hotel owned by a related party.

  Engineering and Technical Services revenue increased $3.8 million, or 18.6%, during the six months ended June 30, 1997 with resulting increases over the prior year period of 17.5% in expenses and 31.8% in income. New contracts for HVAC operations and maintenance as well as significant additional work under existing contracts contributed approximately $2.7 million of the increased revenues. Typically, contract extras earn higher margins than base contract work. The balance of the revenue increase was generated by several large repair and replacement projects for affiliated partnerships.

  OTHER. Corporate general and administrative expenses increased 15.6%, due primarily to write-offs of capitalized costs for terminated acquisition projects as well as the addition of acquisition personnel during the year. Interest expense increased $1.6 million, or 7.8%, due to additional borrowings to fund acquisitions and development.

  FUNDS FROM OPERATIONS. Funds from Operations is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to cash flow as a measure of liquidity or ability to make distributions. The Operating Partnership considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Operating Partnership's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

  Funds from Operations for the three and six months ended June 30, 1997 and 1996 are computed as follows (in thousands):

                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                                  1997     1996              1997    1996
                                  ----     ----              ----    ----
Net Income                       $12,068  $ 8,296           $20,864  $14,992
Depreciation of Real Property      5,295    4,336            10,146    8,728
                                 -------  -------           -------  -------
Funds from Operations            $17,363  $12,632           $31,010  $23,720
                                 =======  =======           =======  =======


LIQUIDITY AND CAPITAL RESOURCES

  SUMMARY. Net cash flow provided by operating activities increased $6.2 million from $24.3 million for the six months ended June 30, 1996 to $30.5 million for the six months ended June 30, 1997. The increase is a result of an additional $7.3 million of FFO of the Operating Partnership and an increase of $3.4 million in accounts payable due primarily to property acquisitions and accrued real estate taxes. These cash inflows were partially offset by an increase of escrow funds and other assets.

  Despite a $124 million increase in acquisition and development activity in 1997, net cash flow used by the Operating Partnership in investing activities decreased by $2.3 million compared to the prior year period. The decrease was primarily due to the funding of a substantial portion of the 1997 property acquisitions through Operating Partnership unit exchanges and debt assumption.

  Net cash flows used by financing activities was $4.7 million for the six months ended June 30, 1997, comprised of $103 million of cash inflow from the issuance of common and preferred units less $83 million of debt repayments and $24 million of distributions ($1.01 per unit). Net cash flows used by financing activities of $5.0 million in the comparable prior year period primarily consisted of $18 million in borrowings less $21 million of distributions ($0.98 per unit).

  During the first quarter of 1997, Charles E. Smith Residential Realty, Inc. (the "Company"), the Operating Partnership's sole general partner, completed a follow-on equity offering and issued 3.1 million shares of common stock at $28.375 per share resulting in proceeds of $82.9 million, net of underwriting discounts and other expenses totaling $5.2 million (the "Common Offering"). The Company contributed the net proceeds from the Common Offering to the Operating Partnership in exchange for 3.1 million common limited partnership units. The Operating Partnership used the resulting proceeds to repay $72.1 million on the line of credit and $9.0 million of mortgage debt and to fund the three property acquisitions.

  On June 30, 1997, the Company issued 0.7 million shares of preferred stock at $27.08 per share resulting in proceeds of $19.8 million, net of underwriting discounts and other expenses totaling $0.2 million (the "Preferred Offering"). The Company contributed the net proceeds from the Preferred Offering to the Operating Partnership in exchange for 0.7 million Series A Cumulative Convertible Redeemable Preferred Units ("Preferred Units"). In conjunction with the issuance of the Preferred Units, the Operating Partnership repaid $13 million on the line of credit on June 30, 1997. (An additional $7 million was repaid on the line on July 1, 1997.)

DEBT

  During the first quarter, the Operating Partnership completed the acquisition of three multifamily properties totaling 1,828 apartment units, for a total cost of $129.1 million comprised of Operating Partnership Units ($47.1 million), assumed debt ($80.2 million) and cash ($1.8 million). One of the properties is subject to a 5.1% net profits interest in favor of a third party.

  During the second quarter of 1997, the Operating Partnership purchased for $9.1 million approximately 17 acres of land and began development of a 630-unit mid-rise and garden property in Springfield, Virginia. The total expected cost of the project is approximately $60 million with first deliveries scheduled for spring 1998. Final completion is expected by spring 1999.

  As of June 30, 1997, the Operating Partnership had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 8%, as follows:

                                          Dollars in    % of
                                           Thousands   Total
                                          -----------  ------

      Long-term mortgage debt
      (maturities greater than 1 year)
        Fixed rate                          $479,191    88.2%

      Short-term mortgage debt
      (maturities less than 1 year)
        Variable rate                          8,151     1.5%

      $100M Acquisition Line of Credit        26,000     4.8%
      $83M Acquisition Line of Credit         30,000     5.5%
                                          ----------   -----

                                            $543,342   100.0%
                                            ========   =====

     As of June 30, 1997, the Operating Partnership had $127 million of unused borrowing capacity available on lines of credit and $51.5 million available under the Company's preferred stock agreement. Amounts outstanding under lines of credit averaged $75.2 million for the six months ended June 30, 1997 compared to $64.7 million for the six months ended June 30, 1996. In April 1997, the Operating Partnership renegotiated the terms of its existing $100 million line of credit. The revised line reduces by 38 to 65 basis points the current spread over the London Interbank Offering Rate (LIBOR), based on the outstanding balance and the value of the collateral. In addition, the maturity has been extended until June 30, 2000 and several covenants in the agreement were modified to provide the Operating Partnership greater flexibility.

     As of June 30, 1997, the Operating Partnership's Debt to Total Market Capitalization Ratio was 40.7% (based on 26.8 million common partnership units and 0.7 million preferred partnership units outstanding at the Company's stock price of $28.75) versus 45.9% as of December 31, 1996 and 48.7% as of June 30, 1996. The Operating Partnership's Debt Coverage Ratio for the six months ended June 30, 1997 was 2.54 to 1 compared to 2.31 for the comparable prior year period.

CAPITAL EXPENDITURES

          For the six months ended June 30, 1997, total capital improvements were $4.5 million, of which $3.9 million were for the core portfolio ($274 per unit). Approximately 33% of the capital expenditures on the core portfolio are considered by management to be revenue generating or economic improvements, as shown below, which the Operating Partnership believes directly affect its ability to increase rents. The remaining capital expenditures on the core portfolio indirectly influence the Operating Partnership's ability to increase rents and are considered non-revenue generating. A summary of core capital expenditures follows:




                                     Total $          Actual # of      Average $ Per      Average $ Per
Expenditure Type                      Spent         Units Improved     Unit Improved     Core Unit
-----------------------------     -------------     --------------     -------------     ---------
                                  (in thousands)

Installations/Replacements:
  Appliances                         $  346               615             $  563            $24
  Carpet                                 31                28              1,107              3
  Security gating                       321               711                451             23
  Other                                  43                77                558              3
Renovations:
  Kitchen                               284                65              4,371             20
  Bath                                  242               225              1,076             17
                                     ------                                              ------
Total revenue generating
  improvements                        1,267                                                  90
Non-revenue generating
  improvements                        2,268                                                 184
                                     ------                                              ------

Total capital expenditures
  - core portfolio                   $3,895                                              $  274
                                     ======                                              ======

PART II


ITEM 1.  LEGAL PROCEEDINGS

       None

ITEM 2.  CHANGES IN SECURITIES.


       The Company amended the Articles of Incorporation and the Operating Partnership amended the Agreement of Limited Partnership (see Exhibits
       3.1 and 4.1) to designate and establish the rights and privileges of the Series A Cumulative Convertible Redeemable Preferred Stock ("Preferred Shares") and Series A Cumulative Convertible Redeemable Preferred Units ("Preferred Units"), respectively. Rights of Preferred Shareholders include voting, dividend and liquidation preferences over the common shareholders including the right to elect two additional Directors should dividends on Preferred Shares be in arrears for four quarters (consecutive or not). Rights of Preferred Unitholders include distribution and liquidation preferences over the common unitholders.

       On May 15, 1997, the Company entered into an agreement with an investor to sell 2,640,325 million shares of Series A Cumulative Convertible Redeemable Preferred Stock (Preferred Shares), $0.01 par value (liquidation preference of $27.08 per share), at $27.08 per share for a total of $71.5 million. On June 30, 1997, the Company sold 738,553 million Preferred Shares for proceeds of $19.8 million, net of $0.2 million in offering costs which, in turn, were contributed to the Operating Partnership in exchange for 738,553 Preferred Units. The remainder of the Preferred Shares and Units will be issued and sold in amounts determined by the Company on or before May 14, 1998. The agreement includes limitations on the Company's ability to issue debt or preferred stock if certain fixed charge ratios are exceeded.

       Distributions on the Preferred Units are cumulative from the date of original issue and are payable quarterly at the greater of $2.02 per unit or the rate declared on the common units. No distributions will be declared or paid on any class of common or other junior unit to the extent that distributions on Preferred Units have not been declared and/or paid. The Preferred Units are not redeemable prior to May 15, 2003. On or after May 15, 2003, the Company, at its option, may redeem the Preferred Units for cash at a redemption price of $27.08 per share, plus accrued and unpaid distributions. Under certain circumstances, the Operating Partnership may elect to make such redemption with common units at the then market price of the Company's common stock. On or after January 31, 1999, the Company may convert the Preferred Units into common units on a one-for-one basis subject to certain limitations. Prior to January 31, 1999, the Preferred Units will not be convertible unless the Company undergoes a change in control, as defined by the agreement, or fails to qualify as a REIT for tax purposes.


       The Company believes that such offering and sale was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

       None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5. OTHER INFORMATION.

       None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

  Exhibit Number
  --------------

    3.1 Articles Supplementary to Amended and Restated Articles of Incorporation of Charles E. Smith Residential Realty, Inc.

    4.1 Ninth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership

   10.1 Second Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et. al.

  (b) Reports on Form 8-K

      None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.

August 14, 1997                    By:  /s/   W. D. Minami
                                        ----------------------------------------
                                         W. D. Minami
                                         Senior Vice President and Chief
                                         Financial Officer of Charles E. Smith
                                         Residential Realty L.P.
                                         (on behalf of the Registrant and as
                                         Principal Financial Officer)

                                         /s/ Charles R. Hagen
                                         --------------------------------------
                                         Charles R. Hagen
                                         Vice President and Chief Accounting
                                         Officer of Charles E. Smith
                                         Residential Realty L.P.