Form 10-Q
period 1997-09-30
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 1997-11-14
CIK 906785

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                   FORM 10-Q

              X   Quarterly Report Pursuant to Section 13 or 15(d)
             ---      of the Securities Exchange Act of 1934
                     For the quarter ended September 30, 1997

                                       or

                  Transition Report Pursuant to Section 13 or 15(d)
             ---      of the Securities Exchange Act of 1934
                      For the period from             to

             Commission File Number: 1934 Act File Number: 0-25968

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
            (Exact name of registrant as specified in its charter)


                 Delaware                                 54-1681657
     (State of other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

          2345 Crystal Drive
           Crystal City, VA                                  22202
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

     As of October 7, 1997, there were 28,703,864 shares of Common Units of Limited Partnership Interest of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                   FORM 10-Q
                                     INDEX



                                                                                           Pages
                                                                                           -----
PART I - FINANCIAL INFORMATION

     Item 1: Financial Statements

         Charles E. Smith Residential Realty L.P. Financial
         Statements as of September 30, 1997 and December 31, 1996,
         Filed as a Part of This Report

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

                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                            September 30, 1997    December 31, 1996
                                                                           --------------------  -------------------
                                                                                (Unaudited)
                ASSETS

Rental property, at predecessor cost, net                                     $    262,808         $    267,658
Rental property, acquired and developed, net                                       329,338              202,435
Rental property under development                                                   14,708                    -
Cash and cash equivalents                                                            5,216                3,898
Tenants' security deposits                                                           2,379                3,521
Escrow funds                                                                         8,297                6,087
Investment in and advances to Property Service Businesses
     and other                                                                      16,603               10,756
Deferred charges, net                                                               16,216               17,646
Other assets                                                                        23,903               10,210
                                                                              ------------         ------------
                                                                              $    679,468         $    522,211
                                                                              ============         ============
         LIABILITIES AND EQUITY

Liabilities
     Mortgage loans                                                           $    486,942         $    416,808
     Notes payable                                                                  68,000              129,736
     Accounts payable and accrued expenses                                          12,079                9,525
     Tenants' security deposits                                                      2,379                3,521
                                                                              ------------         ------------
         Total liabilities                                                         569,400              559,590
                                                                              ------------         ------------

Other Limited Partners' Interest
     13,360,288 and 12,029,857 common units issued and outstanding at September 30, 1997 and December 31, 1996,
     respectively, at redemption value                                             454,250              351,873
                                                                              ------------         ------------
Partner's Equity
     General Partner's General and Limited Partnership Interest
       Preferred units - Series A Cumulative Convertible
         Redeemable Preferred Units, 738,553 units issued
           and outstanding                                                          19,772                    -
       Common units - 13,422,076 and 9,969,607 units issued and
         outstanding at September 30, 1997 and December 31, 1996,
         respectively                                                             (363,954)            (389,252)
                                                                              ------------         ------------
         Total partner's equity                                                   (344,182)            (389,252)
                                                                              ------------         ------------
                                                                              $    679,468         $    522,211
                                                                              ============         ============

       The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Unit Amounts)


                                                                          (Unaudited)                        (Unaudited)
                                                                      For the Three Months                For the Nine Months
                                                                       Ended September 30,                 Ended September 30,
                                                                  ----------------------------         ----------------------------
                                                                      1997            1996                 1997            1996
                                                                  ------------    ------------         ------------    ------------
RENTAL PROPERTIES
     Revenues                                                   $     50,829    $      42,157         $    145,088    $   121,109

     Expenses
         Operating costs                                              18,296           15,506               52,062         45,485
         Real estate taxes                                             3,098            2,658                9,096          7,765
         Depreciation and amortization                                 5,294            4,748               15,440         13,476
                                                                ------------    -------------         ------------    -----------
            Total expenses                                            26,688           22,912               76,598         66,726

PROPERTY SERVICE BUSINESSES
     Equity in income of Property Service Businesses                   1,931            1,797                3,636          4,789

Corporate general and administrative expenses                         (1,544)          (1,237)              (4,583)        (3,867)
Interest expense                                                     (10,981)         (11,206)             (33,664)       (32,248)
Interest income                                                          236              192                  768            726
                                                                ------------    -------------         ------------    -----------
Net income                                                            13,783            8,791               34,647         23,783
Less income attributable to Series A preferred units                     384                -                  384              -
                                                                ------------    -------------         ------------    -----------
Net income attributable to common units                         $     13,399    $       8,791         $     34,263    $    23,783
                                                                ============    =============         ============    ===========
Net income per common unit                                              0.49             0.40                 1.32           1.09
                                                                ============    =============         ============    ===========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY AND OTHER LIMITED PARTNERS' INTEREST
                 (Dollars in Thousands, Except Per Unit Data)

                                                                                                                      Other
                                                                           General Partner's General and         Limited Partners'
                                                                                 Limited Interest                    Interest
                                                                      --------------------------------------    -------------------
                                                                      Series A Preferred
                                                                             Units            Common Units         Common Units
                                                                      ------------------    ----------------    -------------------
Balance, December 31, 1995                                            $              -      $     (320,286)     $       288,663
     Units exchanged for acquisitions                                                -                   -                2,403
     Adjustment for unit grants                                                      -                   -                  333
     Net income                                                                      -              15,755               19,062
     Distributions ($1.975  per unit)                                                -             (19,469)             (23,840)
     Adjustment to reflect Other Limited Partners' interest
        at redemption value                                                          -             (65,252)              65,252
                                                                      ------------------    ----------------    -------------------
Balance, December 31, 1996                                                           -            (389,252)             351,873
     Units exchanged for acquisitions                                                -                   -               47,129
     Adjustment for unit grants                                                      -                   -                  417
     Net income                                                                      -              17,212               17,435
     Contribution by Charles E. Smith Residential Realty, Inc.                  19,772              82,855                    -
     Distributions ($1.515 per unit)                                                 -             (18,504)             (19,183)
     Other                                                                           -                 240                   74
     Adjustment to reflect Other Limited Partners' interest
       at redemption value                                                           -             (56,505)              56,505
                                                                      ------------------    ----------------    -------------------

Balance, September 30, 1997 (unaudited)                               $         19,772      $     (363,954)     $       454,250
                                                                      ==================    ================    ===================


Units issued and outstanding at September 30, 1997                             738,553          13,442,076           13,360,288
                                                                      ==================    ================    ===================
Units issued and outstanding at December 31, 1996                                    -           9,969,607           12,029,857
                                                                      ==================    ================    ===================

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                                    (Unaudited)
                                                                                                For the Nine Months
                                                                                                Ended September 30,
                                                                                       -------------------------------------
                                                                                             1997                  1996
                                                                                       ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                        $         34,647    $          23,783
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization                                                           17,611               15,834
         Increase in escrow funds                                                                (2,210)              (1,078)
         (Increase) decrease in other assets                                                     (2,009)                   8
         Increase (decrease) in accounts payable and accrued expenses                             2,554               (2,207)
                                                                                       ----------------    -----------------
             Net cash provided by operating activities                                           50,593               36,340
                                                                                       ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                                            (16,518)             (60,103)
     Additions to rental property                                                                (8,177)              (4,044)
     Decrease in related party payables:
         Property Service Businesses                                                                  -                 (635)
         Affiliates                                                                                   -                 (468)
         Predecessor                                                                                  -                  (51)
     Increase in investment in and advances
         to Property Service Businesses and other                                                (5,813)              (3,016)
     Other                                                                                      (11,248)                (780)
                                                                                       ----------------    -----------------
             Net cash used by investing activities                                              (41,756)             (69,097)
                                                                                       ----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITES:
     Increase in deferred charges                                                                  (973)                (939)
     Mortgage repayments                                                                        (10,030)                (322)
     Notes payable:
         Proceeds from draws                                                                     30,350               73,632
         Repayments                                                                             (92,086)             (13,100)

     Capital contributions by Charles E. Smith Residential Realty, Inc,:
     Common units                                                                                82,855                    -
     Preferred units                                                                             19,772                    -
     Distributions                                                                              (37,687)             (32,214)
     Other                                                                                          280                 (192)
                                                                                       ----------------    -----------------
             Net cash (used by) provided by financing activities                                 (7,519)              26,865
                                                                                       ----------------    -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              1,318               (5,892)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    3,898                9,478
                                                                                       ----------------    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $          5,216    $           3,586
                                                                                       ================    =================
SUPPLEMENTAL INFORMATION:
     Purchase of properties in exchange for Operating Partnership units                $         47,129    $           2,403
     Assumed debt on acquisitions                                                                80,164                3,260
     Capitalized interest                                                                           436                    -

       The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.     BASIS OF PRESENTATION

       The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty L.P. (the Operating Partnership) and its subsidiary financing partnerships. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of September 30, 1997 and the results of operations for the interim periods ended September 30, 1997 and 1996. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Operating Partnership's Annual Report on Form 10-K.

       The Operating Partnership and its subsidiaries are engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily residential multifamily properties. As of September 30, 1997, the Operating Partnership owned 44 multifamily properties containing 17,028 apartment units, and two retail shopping centers aggregating 436,000 square feet. Additionally, the Operating Partnership owns substantially all of the economic interest in entities which provide multifamily and retail property management, leasing and development services, property renovation, construction and construction management services, building engineering and technical services, and financial advisory services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its investment in the Property Service Businesses.

2.     ACQUISITIONS AND DEVELOPMENT

       The Operating Partnership acquired 1,452 apartment units in February 1997 through the purchase of two high-rise properties in Crystal City, Virginia. A 540-unit building (Crystal Plaza) was acquired for a total cost of approximately $43.0 million consisting of 307,000 limited partnership units of the Operating Partnership valued at $8.7 million, assumed debt of $34.0 million (at fair market value) and acquisition related costs of approximately $0.3 million. This property is subject to a 5.1% net profits interest in favor of a third party. A 912-unit building (Crystal Towers) was purchased for a total cost of approximately $69.8 million consisting of 842,500 limited partnership units of the Operating Partnership valued at $23.9 million, assumed debt of $45.0 million (at fair market value) and cash of $0.9 million.

       In March 1997, the Operating Partnership acquired a 376-unit property (the Kenmore) in northwest Washington, D.C. for a total cost of approximately $16.3 million consisting of 510,700 limited partnership units of the Operating Partnership valued at $14.5 million, assumed debt of $1.2 million, and acquisition related costs of approximately $0.6 million.

       During the second quarter of 1997, the Operating Partnership purchased for $9.1 million approximately 17 acres of land and began construction of a 630-unit mid-rise and garden multifamily property (Springfield Station) in Springfield, Virginia. The total expected cost of the project is approximately $60 million with delivery of apartment units beginning in spring 1998 and final delivery by spring 1999.


3.     CAPITAL CONTRIBUTIONS

       During the first quarter of 1997, Charles E. Smith Residential Realty, Inc. (the Company), the Operating Partnership's sole general partner, completed a follow-on equity offering and issued 3.1 million shares of common stock at $28.375 per share totaling $82.9 million, net of underwriting discounts and other expenses totaling $5.2 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 3.1 million common limited partnership units. The Operating Partnership used the resulting proceeds to repay $72.1 million of notes payable and $9 million of mortgage debt and to fund the property acquisitions.

       On May 15, 1997, the Company entered into an agreement with Security Capital Preferred Growth Inc. (Security Capital) to sell 2.6 million shares of Series A Cumulative Convertible Redeemable Preferred Stock (Series A Preferred Shares), $0.01 par value (liquidation preference of $27.08 per share), at $27.08 per share for a total of $71.5 million. On June 30, 1997, the Company sold 0.7 million Series A Preferred Shares for proceeds of $19.8 million, net of $0.2 million in offering costs. The remainder of the Series A Preferred Shares will be issued and sold in amounts determined by the Company on or before May 14, 1998. The Company contributed the net proceeds to the Operating Partnership in exchange for 0.7 million Series A Cumulative Redeemable Preferred Units (the Series A Preferred Units).

       Distributions on the Series A Preferred Units are cumulative from the date of original issue and are payable quarterly at the greater of $2.02 per unit or the rate declared on the common units. The Series A Preferred Units are not redeemable prior to May 15, 2003. On or after May 15, 2003, the Operating Partnership, at its option, may redeem the Series A Preferred Units for cash at a redemption price of $27.08 per unit, plus accrued and unpaid distributions. Under certain circumstances, the Operating Partnership may elect to make such redemption with common units at the then market price of the Company's common stock. On or after January 31, 1999, the Company may convert the Series A Preferred Units into common units on a one-for-one basis subject to certain limitations. Prior to January 31, 1999, the Series A Preferred Units will not be convertible unless the Company undergoes a change in control, as defined by the agreement, or fails to qualify as a REIT for tax purposes.

4.     PER UNIT DATA

       Earnings per common unit of the Operating Partnership for the three and nine months ended September 30, 1997 is computed based on 27.7 million and 26.3 million units, respectively, which represents the weighted average number of common units outstanding during the periods. Each of the comparable prior year periods is based on 21.9 million common units.

5.     NEW ACCOUNTING PRONOUNCEMENTS

       During 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS
128) which requires entities to exclude the effect of potentially dilutive securities in the calculation of primary earnings per share. The standard will be effective for interim and annual periods ending after December 15, 1997 and will require restatement of comparative prior-period data. Had the standard been implemented January 1, 1997, earnings per common unit for the three and nine months ended September 30, 1997 would have been $0.50 and $1.33 per unit, respectively. Prior period earnings per common unit would have been unchanged. Management does not expect this standard to have a material impact upon implementation.

       During 1997, the FASB also issued several additional standards including SFAS 129, "Disclosure of Information About Capital Structure", SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". All of the standards are effective for interim and annual reporting periods ending after December 15, 1997 and none are expected to have any significant impact on current reporting or disclosure since the Operating Partnership either already complies with the requirements or the standard is not applicable.

 6.    RECLASSIFICATIONS

       The Operating Partnership changed the classification of certain senior management payroll costs from property operating expenses to corporate general and administrative expense. Management believes this reclassification more accurately reflects property operations and is consistent with industry practice. Amounts for the period ended September 30, 1996 have been reclassified to conform to the current year's presentation. Had this reclassification not been made, property operating expenses would have been higher and corporate general and administrative expenses would have been lower by $0.6 million and $1.7 million for each of the three and nine month periods ended September 30, 1996.

       Certain other reclassifications have also been made to the prior year amounts to conform to the current year's presentation.

7.     OTHER LIMITED PARTNERS' INTEREST

       Limited partnership units of the Other Limited Partners may be redeemed at the unitholders' discretion. At the option of the Company, such redemption may be made for cash, at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis. As of September 30, 1997, approximately 18.7 million shares of the Company's authorized common stock had been reserved for possible issuance upon redemption of limited partnership units.

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

8.     SUBSEQUENT EVENTS

       On October 3, 1997, the Operating Partnership acquired a 714-unit, luxury high-rise property located in Ballston, Virginia (Lincoln Towers) for a total cost of approximately $88.7 million in cash. Lincoln Towers was built in 1992 and consists of twin 22-story towers above a three level parking garage. The acquisition was funded in part by the sale of 1.45 million shares of common stock and 1.22 million shares of preferred stock to the Prudential Insurance Company of America (Prudential) for approximately $76 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 1.45 million common units and 1.22 million Series B Cumulative Convertible Redeemable Preferred Units (Series B Preferred Units). Rights of Series B Preferred Unitholders include certain voting, dristribution and liquidation preferences over the common unitholders. The Series B Preferred Units have a liquidation preference of $28.50 per unit. Distributions are cumulative and are payable quarterly at the greater of $2.02 per unit or the rate declared on the shares of Common stock of the Company. Prudential may convert the Series B Preferred Shares into shares of common stock on a one-for-one basis, subject to certain adjustments and limitations related to its ownership of Common Stock of the Company. The Company may redeem Series B Preferred Shares at any time for common shares, plus accrued and unpaid dividends.

       On October 7, 1997, the Operating Partnership acquired a 306-unit luxury high-rise property in downtown Chicago, Illinois (One East Delaware) for approximately $42.5 million in cash. Built in 1989, the property consists of a 36-story tower over an enclosed parking garage. The Operating Partnership funded the acquisition with proceeds from its line of credit.

       On October 10, 1997, the Operating Partnership acquired a 188-unit, luxury high-rise property in Boston, Massachusetts (2000 Commonwealth) for approximately $27.6 million consisting of approximately 465,000 Operating Partnership units valued at $14.1 million, assumed debt of $13.3 million, and acquisition related costs of approximately $0.2 million. Built in 1986, the property is a 16-story, brick structure over below grade parking.

       On October 8, 1997, the Operating Partnership acquired a 564-unit, luxury high-rise property under construction in Arlington, Virginia (Courthouse Hill) for $17.5 million consisting of $3.6 million cash and approximately 450,000 Operating Partnership units valued at $13.9 million. Total expected project cost is approximately $65 million. The balance of construction costs is expected to be funded through a construction loan. Management expects to initially deliver apartment units in October 1998, with completion in the fall of 1999.

       In October 1997, the Operating Partnership finalized a contract to purchase a 167-unit, garden property in northwest Washington, D.C. (Tunlaw Gardens) for $6.9 million consisting of $2.5 million cash and approximately 130,000 Operating Partnership units valued at $4.4 million. The property is currently managed by the Operating Partnership and the acquisition is scheduled to close in December 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and nine months ended September 30, 1997 and 1996 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships.


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


RENTAL PROPERTIES

     Revenues, expenses and income from the multifamily and retail properties for the three and nine months ended September 30, 1997 and 1996 were as follows (in thousands):


                                          Three Months Ended September 30,          Nine Months Ended September 30,
                                          -------------------------------           -------------------------------
                                               1997             1996/(1)/               1997            1996/(1)/
                                               ----             ----                    ----            ----
Multifamily Properties - Core/(2)/
     Revenues                             $    39,232         $    37,452           $   114,770      $   110,725
     Expenses                                 (16,832)            (16,216)              (49,004)         (49,078)
                                          -----------         -----------           -----------      -----------
     Income before depreciation           $    22,400         $    21,236           $    65,766      $    61,647
                                          ===========         ===========           ===========      ===========

Multifamily Properties -
  Acquisitions and Development
     Revenues                             $     8,785         $     2,074           $    22,369      $     2,827
     Expenses                                  (3,693)               (970)               (9,528)          (1,313)
                                          -----------         -----------           -----------      -----------
     Income before depreciation           $     5,092         $     1,104           $    12,841      $     1,514
                                          ===========         ===========           ===========      ===========

Retail Properties
     Revenues                             $     2,812         $     2,631           $     7,949      $     7,557
     Expenses                                    (869)               (978)               (2,626)          (2,859)
                                          -----------         -----------           -----------      -----------
     Income before depreciation           $     1,943         $     1,653           $     5,323      $     4,698
                                          ===========         ===========           ===========      ===========

Total Rental Properties
     Revenues                             $    50,829         $    42,157           $   145,088      $   121,109
     Expenses                                 (21,394)            (18,164)              (61,158)         (53,250)
     Depreciation and amortization             (5,294)             (4,748)              (15,440)         (13,476)
                                          -----------         -----------           -----------      -----------
Income from Rental Properties             $    24,141         $    19,245           $    68,490      $    54,383
                                          ===========         ===========           ===========      ===========

/(1)/ Reclassified for comparison purposes. See Note 6 to the Financial
      Statements.
/(2)/ Represents properties owned as of December 31, 1995.

PROPERTY SERVICE BUSINESSES

     Revenues, expenses and income from the various Property Service Businesses for the three and nine months ended September 30, 1997 and 1996 were as follows (in thousands):


                                        Three Months Ended September 30,         Nine Months Ended September 30,
                                        --------------------------------         -------------------------------
                                           1997               1996                    1997              1996
                                           ----               ----                    ----              ----
Multifamily and Retail Property
Management Services
     Revenues                           $     2,489        $     2,942              $     7,763     $     8,737
     Expenses                                (2,227)            (2,338)                  (7,159)         (6,833)
                                        -----------        -----------              -----------     -----------

     Income before depreciation
     and amortization                   $       262        $       604              $       604     $     1,904
                                        ===========        ===========              ===========     ===========

Interior Construction and Renovation
Services
     Net fee revenues                   $     2,000        $     1,493              $     4,626     $     3,788
     Expenses                                (1,433)            (1,122)                  (4,049)         (3,473)
                                        -----------        -----------              -----------     -----------

     Income before depreciation
     and amortization                   $       567        $       371              $       577     $       315
                                        ===========        ===========              ===========     ===========

Engineering and Technical Services
(including reimbursed costs)
     Revenues                           $    12,982        $    10,512              $    36,913     $    30,691
     Expenses                               (12,060)            (9,480)                 (34,007)        (28,154)
                                        -----------        -----------              -----------     -----------

     Income before depreciation
     and amortization                   $       922        $     1,032              $     2,906     $     2,537
                                        ===========        ===========              ===========     ===========

Financing Services
     Revenues                           $       704        $       332              $       996     $     1,721
     Expenses                                  (206)              (223)                    (577)           (809)
                                        -----------        -----------              -----------     -----------

     Income before depreciation
     and amortization                   $       498        $       109              $       419     $       912
                                        ===========        ===========              ===========     ===========

Total Property Service Businesses
     Revenues                           $    18,175        $    15,279              $    50,298     $    44,937
     Expenses                               (15,926)           (13,163)                 (45,792)        (39,269)
     Depreciation and amortization             (318)              (319)                    (870)           (879)
                                        -----------        -----------              -----------     -----------

Income from Property
  Service Businesses                    $     1,931        $     1,797              $     3,636     $     4,789
                                        ===========        ===========              ===========     ===========

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

     SUMMARY. Net income of the Operating Partnership increased $5.0 million, or 56.8%, from $8.8 million for the three months ended September 30, 1996 to $13.8 million for the three months ended September 30, 1997. Funds from Operations ("FFO") of the Operating Partnership increased $5.6 million, or 40.9%, from $13.5 million to $19.1 million during the same period. The increases in both net income and FFO are primarily attributable to the acquisition of six properties totaling 2,830 apartment units during 1996 and the first quarter of 1997. In addition, income from the core portfolio increased 5.5% over the prior year period due primarily to increased rents and revenue initiatives.

     RENTAL PROPERTIES. Revenue from all rental properties increased $8.6 million, or 20.6%, from $42.2 million for the three months ended September 30, 1996 to $50.8 million for the three months ended September 30, 1997. The six acquisition and development properties (defined as properties acquired or developed subsequent to December 31, 1995) contributed approximately 77%, or $6.7 million, of the total rental revenue increase. Three of the acquisition properties (comprising 1,002 apartment units) were acquired during 1996 and three (comprising 1,828 units) were acquired in the first quarter of 1997. The core portfolio revenue increased $1.8 million, or 4.8%, over the prior year period. The retail portfolio revenue increased $0.2 million, or 6.9%, over the prior year period.

     Average monthly revenue per core apartment unit increased from $879 during the third quarter of 1996 to $921 per unit during the third quarter of 1997 primarily due to rent increases. In addition, revenue-enhancing initiatives such as the premium for month-to-month leases and the non-refundable move-in fee generated approximately $0.4 million in revenue over the comparable prior year period. Average economic occupancy for the core portfolio was 97.3% for the three months ended September 30, 1997 compared to 97.2% for the comparable prior year quarter.

     Expenses (including depreciation) from all rental operations increased $3.8 million, or 16.5%, from $22.9 million during the third quarter of 1996 to $26.7 million during the current quarter. Approximately $3.4 million of the increase, including depreciation expense of $0.7 million, resulted from the six properties in the acquisition/development portfolio. Expenses for the core portfolio increased $0.4 million, net of a $0.2 million decrease in depreciation expense, due primarily to unusually low utility expenses in 1996 related to an unseasonably cool summer.

     PROPERTY SERVICE BUSINESSES. The Operating Partnership uses the equity method of accounting for investments in the Property Service Businesses.

     Income from the Property Service Businesses increased from $1.8 million in the third quarter of 1996 to $1.9 million in the third quarter of 1997. This was primarily due to 1) increased Financing Services revenue as a result of debt refinancings during the quarter, 2) higher volume for Interior Construction and Renovation Services partially offset by 3) lower management fees related to the two properties acquired in February, 1997.

     During the three months ended September 30, 1997, Interior Construction and Renovation Services' net fee revenue increased $0.5 million while expenses increased $0.3 million. The increase in fee revenue was due to the addition of several higher margin tenant renovation projects during the quarter. The increase in expenses was consistent with planned increases, primarily for employee wages and benefits, to support revenue growth.

     Revenues for Multifamily and Retail Property Management decreased $0.5 million during the third quarter of 1997 as compared to the comparable prior year quarter. Multifamily management fee revenue declined $0.3 million due primarily to the February 1997 acquisition of two properties previously managed by the Operating Partnership as well as the Operating Partnership's decision to terminate a third-party management contract in January 1997. Retail services revenue decreased $0.2 million over the prior year due to the high level of leasing fees earned in 1996 on a third-party development project.

     Engineering and Technical Services revenue increased $2.5 million, or 23.5%, during the quarter while expenses increased $2.6 million, or 27.2%, primarily due to new contracts for HVAC operations and maintenance. The decreased margin in the current quarter is attributable to start-up costs associated with a large new contract and higher marketing and promotion expenses during the quarter.

     OTHER. Corporate general and administrative expenses increased 24.8% compared to the prior year quarter due primarily to the addition in 1997 of acquisition personnel dedicated to the expansion of the Operating Partnership's acquisition and development program outside of the Washington, D.C. metropolitan area to other U.S. cities with strong urban multifamily markets. Interest expense decreased $0.2 million during the quarter, or 2.0%, primarily due to capitalization of interest associated with the Springfield Station development which is currently funded with equity other than debt.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

     SUMMARY. Net income of the Operating Partnership increased $10.8 million, or 45.7%, from $23.8 million for the nine months ended September 30, 1996 to $34.6 million for the nine months ended September 30, 1997. Funds from Operations ("FFO") of the Operating Partnership increased $12.8 million, or 34.4%, from $ 37.3 million to $50.1 million during the same period. The increases in both net income and FFO are primarily attributable to the acquisition of three apartment properties during 1996 and three in the first quarter of 1997. In addition, income from the core portfolio increased 6.7% over the prior year period due to rent increases as well as expense savings. Higher interest expense and decreased income from the Property Service Businesses partially offset these increases.

     RENTAL PROPERTIES. Revenue from all rental properties increased $24.0 million, or 19.8%, from $121.1 million for the nine months ended September 30, 1996 to $145.1 million for the nine months ended September 30, 1997. The six acquisition and development properties (defined as properties acquired or developed subsequent to December 31, 1995) contributed approximately 81%, or $19.5 million, of the total rental revenue increase. The core portfolio contributed $4.0 million of the increase in revenue, a 3.7% increase over the prior year period.

     Average monthly revenue per core apartment unit increased from $867 during the first nine months of 1996 to $898 during the nine months ended September 30, 1997. Revenue-enhancing initiatives on core properties such as the premium for month-to-month leases and the non-refundable move-in fee generated approximately $1.0 million in revenue over the comparable prior year period. However, these increases were partially offset by slightly lower occupancy during the first quarter, particularly for furnished apartments at Gateway Place. Average economic occupancy for the core portfolio was 96.8% for the nine months ended September 30, 1997 compared to 97.0% for the comparable prior year period.

     Expenses (including depreciation) from all rental operations increased $9.9 million, or 14.8%, from $66.7 million to $76.6 million during the nine months ended September 30, 1996 and 1997, respectively. The six properties in the acquisition/development portfolio contributed additional property operating expenses of $8.2 million and depreciation expense of $2.3 million. Core expenses were essentially unchanged due to a much milder winter in 1997 compared to 1996 which reduced repair and maintenance expenses.

     PROPERTY SERVICE BUSINESSES. Income from the Property Service Businesses decreased from $4.8 million during the nine months ended September 30, 1996 to $3.6 million for the nine months ended September 30, 1997 due primarily to a $0.7 million decrease in Financing Services revenue as well as a non-recurring fee in 1996 of $0.6 million related to the termination of a management agreement with a hotel owned by a related party. The decreases in 1997 were partially offset by higher income for both Engineering and Technical Services and Interior Construction and Renovation Services.

     Revenues for Multifamily and Retail Property Management decreased $1.0 million, or 11.1%, during the first nine months of 1997 compared to the prior year period due primarily to the non-recurring fee of $0.6 million earned in 1996 in connection with the termination of a management agreement with a hotel owned by a related party. In addition, revenue decreased due to the February 1997 acquisition of two properties previously managed by the Operating Partnership.

     During the nine months ended September 30, 1997, Interior Construction and Renovation Services' net fee revenue increased $0.8 million, or 22% while expenses increased 16.6% compared to the prior year period. The revenue increase was due primarily to additional projects for affiliated partnerships as well as several large general contracting projects for third party clients. Expenses increased primarily due to planned increases in personnel and related costs.

     Engineering and Technical Services revenue increased $6.2 million, or 20.3%, during the nine months ended September 30, 1997 with resulting increases over the prior year period of 20.8% in expenses and 14.5% in income. New contracts for HVAC operations and maintenance as well as significant additional work under existing contracts contributed the majority of the increase.

     OTHER. Corporate general and administrative expenses increased 18.5%, due primarily to write-offs of capitalized costs for terminated acquisition projects as well as the addition of acquisition personnel during the year. Interest expense increased $1.4 million, or 4.4%, due to additional borrowings to fund acquisitions and development.

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

     Funds from Operations for the three and nine months ended September 30, 1997 and 1996 are computed as follows (in thousands):


                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                       --------------------------------    -------------------------------
                                            1997              1996             1997           1996
                                            ----              ----             ----           ----
Net Income                            $    13,783      $      8,791      $    34,647    $    23,783

Depreciation of Real Property               5,294             4,748           15,440         13,476
                                      -----------      ------------      -----------    -----------

Funds from Operations                 $    19,077      $     13,539      $    50,087    $    37,259
                                      ===========      ============      ===========    ===========


LIQUIDITY AND CAPITAL RESOURCES

     SUMMARY. Net cash flow provided by operating activities increased $14.3 million from $36.3 million for the nine months ended September 30, 1996 to $50.6 million for the nine months ended September 30, 1997. The increase is a result of an additional $12.8 million of FFO of the Operating Partnership and an increase of $2.6 million in accounts payable due primarily to property acquisitions and accrued real estate taxes.

     Despite an increase of approximately $80 million in acquisition and development activity during the nine months ended September 30, 1997 versus the prior year period, net cash flows used by investing activities decreased $27.3 million. A decrease of $39 million due to the funding of a substantial portion of the 1997 property acquisitions through Operating Partnership unit exchanges and debt assumption was partially offset by a $12 million increase related to acquisition deposits and a short-term loan on a potential development project.

     Net cash flows used by financing activities was $7.5 million for the nine months ended September 30, 1997, comprised of $102.6 million of cash inflow from the issuance of common and preferred units less $71.8 million of debt repayments and $37.7 million of distributions ($1.515 per/unit). Net cash flows provided by financing activities of $26.9 million in the comparable prior year period primarily consisted of $60.2 million in borrowings less $32.2 million of distributions ($1.47 per/unit).

     During the first quarter of 1997, the Company issued 3.1 million shares of common stock in an equity offering at $28.375 per share resulting in proceeds of $82.9 million, net of underwriting discounts and other expenses totaling $5.2 million. The Company contributed the net proceeds from the offering to the Operating Partnership in exchange for 3.1 million common limited partnership units. The Operating Partnership used the resulting proceeds to repay $72.1 million on the line of credit and $9.0 million of mortgage debt and to fund three property acquisitions.

     In May 1997, the Company entered into an agreement with a private investor to sell 2.6 million shares of Series A preferred stock for $71.5 million. On June 30, 1997, the Company issued 0.7 million shares of Series A preferred stock at $27.08 per share resulting in proceeds of $19.8 million, net of underwriting discounts and other expenses totaling $0.2 million. The Company contributed the net proceeds from the offering to the Operating Partnership in exchange for 0.7 million Series A Cumulative Convertible Redeemable Preferred Units (Series A Preferred Units). In conjunction with the issuance of the Series A Preferred Units, the Operating Partnership repaid approximately $20 million on the line of credit.

     In October 1997, the Company issued 1.45 million shares of common stock and
1.22 million shares of Series B preferred stock to a private investor for $76 million. The Company contributed the net proceeds from the offering to the Operating Partnership in exchange for 1,450,000 common units and 1,216,666 Series B cumulative Convertible Redeemable Preferred Units (Series B Preferred Units). The Operating Partnership used the proceeds from issuance of Operating Partnership units to fund acquisitions. The Operating Partnership also acquired four multi-family properties in October 1997 - three existing properties (1,208 apartment units) and one property under construction (564 apartment units). The cost of the three existing properties totaled $158.8 million and was comprised of Operating Partnership units ($14.1 million), assumed debt ($13.3 million) and cash ($131.4 million). The $17.5 million cost of the property under development was comprised of Operating Partnership units ($13.9 million) and cash ($3.6 million). Management expects to secure a construction loan to fund the estimated $47.5 million balance of construction costs on this property.

DEBT

     During the first quarter, the Operating Partnership completed the acquisition of three multifamily properties totaling 1,828 apartment units for a total cost of $129.1 million comprised of Operating Partnership Units ($47.1 million), assumed debt ($80.2 million) and cash ($1.8 million). One of the properties is subject to a 5.1% net profits interest in favor of an unaffiliated third party.

     During the second quarter of 1997, the Operating Partnership purchased for $9.1 million approximately 17 acres of land and began construction of a 630-unit mid-rise and garden property in Springfield, Virginia. The total expected cost of the project is approximately $60 million. Total capitalized cost as of September 30, 1997, was approximately $14.7 million. Management expects to fund the remaining development costs from either the line of credit or the preferred stock agreement. Initial deliveries are scheduled for spring 1998 with final completion expected by spring 1999.

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

     As of September 30, 1997, the Operating Partnership had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 8%, as follows:


                                                          Dollars in               % of
                                                          Thousands                Total
                                                          ---------                -----
    Mortgage debt:
     Fixed rate                                           $  478,839                86.3%
     Variable rate                                             8,103                 1.5%

    $100M Line of Credit (variable)                           38,000                 6.8%
    $83M Line of Credit (fixed)                               30,000                 5.4%
                                                          ----------                 ----

                                                          $  554,942               100.0%
                                                          ==========               ======

     As of September 30, 1997, the Operating Partnership had $115 million of unused borrowing capacity available on lines of credit and $51.5 million available under its preferred stock agreement. Amounts outstanding under lines of credit averaged $69.0 million for the nine months ended September 30, 1997 compared to $78.1 million for the nine months ended September 30, 1996.

     As of September 30, 1997, the Operating Partnership's Debt to Total Market Capitalization Ratio was 37.2% (based on 26.8 million common partnership units and 0.7 million preferred partnership units outstanding at the Company's stock price of $34) versus 45.9% as of December 31, 1996 and 50.7% as of September 30, 1996. The decreases are attributable to the 1997 equity offering, acquisitions funded via Operating Partnership unit exchanges, and an increasing stock price. The Company's Debt Coverage Ratio for the nine months ended September 30, 1997 was 2.66 to 1 compared to 2.33 for the comparable prior year period.

CAPITAL EXPENDITURES

     For the nine months ended September 30, 1997, total capital improvements were $8.2 million, of which $6.9 million were for the core portfolio ($483 per unit). Core portfolio capital expenditures per unit of $247 for the prior year period were unusually low due to timing of projects, many of which were completed in the fourth quarter of 1996. Approximately 30.0% of the capital expenditures on the core portfolio in 1997 are considered by management to be revenue generating or economic improvements, as shown below, which the Operating Partnership believes directly affect its ability to increase rents. The remaining capital expenditures on the core portfolio indirectly influence the Operating Partnership's ability to increase rents and are considered non-revenue generating. A summary of core capital expenditures follows:


                                    Total $        Actual # of        Average $ Per      Average $ Per
Expenditure Type                    Spent        Units Improved       Unit Improved        Core Unit
----------------                -------------    --------------       -------------     ---------------
                                (in thousands)
Installations/Replacements:
    Appliances                     $    593           1,085            $     547          $     42
    Carpet                               90              73                1,233                 6
    Security gating                     321             711                  451                23
    Other                               100             122                  820                 7
Renovations:
    Kitchen                             636             154                4,130                44
    Bath                                321             270                1,189                23
                                   --------                                               --------
Total revenue generating
  improvements                        2,061                                                    145

Non-revenue generating
  improvements                        4,794                                                    338
                                   --------                                               --------

Total capital expenditures
  - core portfolio                 $  6,855                                               $    483
                                   ========                                               ========

                                    PART II

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities.

     The Company amended the Articles of Incorporation (see exhibit 4.1 in the Report on Form 8-K dated October 3, 1997 and filed October 20, 1997) and the Operating Partnership amended the Agreement of Limited Partnership to designate and establish the rights and privileges of the Series B Cumulative Convertible Redeemable Preferred Stock ("Preferred Shares") and Series B Cumulative Convertible Redeemable Preferred Units ("Preferred Units"), respectively. Rights of Preferred Shareholders include voting, dividend and liquidation preferences over the common shareholders. Rights of Preferred Unitholders include distribution and liquidation preferences over the common unitholders.

     On October 3, 1997, the Company issued 1,450,000 common shares and 1,216,666 shares of Series B Cumulative Convertible Redeemable Preferred Stock (Preferred Shares), $0.01 par value (liquidation preference of $28.50 per share) for a total of $76 million which, in turn, was contributed to the Operating Partnership in exchange for 1,450,000 common units and 1,216,666 Preferred Units.

     Distributions on the Preferred Units are cumulative and are payable quarterly at the greater of $2.02 per unit or the rate declared on the common units. No distributions will be declared or paid on any class of common or other junior unit to the extent that distributions on Preferred Units have not been declared and/or paid. The Operating Partnership, at its option, may redeem the Preferred Units for Common Units. The Company may convert the Preferred Units into units of Common Unit on a one-for-one basis, subject to certain adjustments and limitations.

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

     None

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

     None

     (b) Reports on Form 8-K:

     Reports on Form 8-K and Form 8-K/A dated October 3, 1997 were filed on November 10, 1997 to report the Operating Partnership's acquisition of four apartment properties and the issuance of $76 million of common and preferred units. Historical and pro forma financial statements for three of the acquired properties were included in the filings.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CHARLES E. SMITH RESIDENTIAL REALTY L.P.

November 14, 1997        By:  /s/   W. D. Minami
                              --------------------------------
                              W. D. Minami
                              Senior Vice President and Chief Financial Officer
                               of Charles E. Smith Residential Realty L.P.
                              (on behalf of the Registrant and as Principal
                              Financial Officer)

                              /s/ Steven E. Gulley
                              --------------------------------
                              Steven E. Gulley
                              Vice President and Chief Accounting Officer
                               of Charles E. Smith Residential Realty L.P.