Form 10-K
period 1997-12-31
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 1998-03-30
CIK 906785

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

X  Annual Report Pursuant to Section 13 or 15(d) of the Securities
-- Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1997, or


   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange -- Act of 1934 for the period from ____________ to ______________

            COMMISSION FILE NUMBER:  1934 ACT FILE NUMBER: 0-25968

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
            (Exact name of registrant as specified in its charter)

               DELAWARE                                         54-1681657
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                          Identification No.)

           2345 CRYSTAL DRIVE
       CRYSTAL CITY, ARLINGTON, VA                                 22202
(Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code:  (703) 920-8500

          Securities registered pursuant to Section 12(b) of the Act:

                 CLASS A UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement of Charles E. Smith Residential Realty, Inc. for its annual shareholders' meeting to be held in 1998 are incorporated by reference into Part III.

                           FORWARD-LOOKING STATEMENTS

     When used throughout this report, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions, particularly with regard to the levels of multifamily property occupancy and rental growth in the Washington, D.C. metropolitan area; the registrant's ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the acceptance of the registrant's financing plans by the capital markets, and the effect of prevailing market interest rates and the pricing of the Company's stock; and other risks described from time-to-time in the registrant's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The registrant undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


                                     PART I

ITEM 1.   BUSINESS.

     Charles E. Smith Residential Realty L.P., a Delaware limited partnership (the "Operating Partnership"), was formed in 1993 and commenced operations on June 30, 1994. It is managed by its general partner, Charles E. Smith Residential Realty, Inc., a Maryland corporation (the " Company"), which is a self-administered and self-managed equity real estate investment trust ("REIT"). The Company was organized in 1993 and also commenced operations on June 30, 1994 upon completion of its initial public offering (the "Initial Public Offering").

The Operating Partnership and the Company are engaged primarily in the acquisition, development, management and operation of multifamily properties. The Operating Partnership, together with the Company and their respective subsidiaries as described below, is a fully integrated real estate organization with in-house acquisition, development, financing, marketing, leasing and property management expertise. The Operating Partnership's primary strategy for growth is to acquire, develop, own and manage high quality multifamily properties for income generation and long-term value appreciation.

     The Company is the sole general partner and holds approximately 56% of the common and preferred units of limited partnership interest ("Units") in the Operating Partnership as of March 2, 1998. The other limited partners of the Operating Partnership (the "Minority Interest") primarily consist of the former limited and general partners of properties and the former owners of the property service businesses acquired by the Operating Partnership (see "History of the Company" below). The Operating Partnership and its subsidiaries own all of the properties, property interests, and business assets and conduct all operations on behalf of the Company and the Operating Partnership. The Operating Partnership owns 100% of the nonvoting common stock, which represents 99% of the total economic interest, of three operating companies (collectively, the "Property Service Businesses") which provide property services to the properties owned by the Operating Partnership and to other multifamily, retail, and office properties. The three Property Service Businesses are: Smith Realty Company, which provides management, leasing, financing, development and insurance services; Consolidated Engineering Services, Inc., which provides engineering and technical services; and Smith Management Construction, Inc., which provides construction and interior renovation services. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership, subject to the consent of the holders of Units in connection with the sale of all or substantially all of the assets of the Operating Partnership. Some references made herein to the Company include the Operating Partnership and the Property Service Businesses, as the context requires.

     As of March 2, 1998, the Operating Partnership, directly or through its subsidiaries, owned 46 operating multifamily apartment properties containing a total of 18,296 units (the "Multifamily Properties"), two retail centers containing approximately 436,000 square feet of retail space (the "Retail Properties"), and had three properties under construction containing approximately 2,000 units ("Development Properties"). All properties, excluding two in Chicago, Illinois and one in Boston, Massachusetts, are located in the Washington, D.C. metropolitan area (collectively, the "Properties").

     The executive offices of the Operating Partnership and the Company are located at 2345 Crystal Drive, Crystal City, Arlington, Virginia 22202, and its telephone number is (703) 920-8500.


HISTORY OF THE COMPANY

     The Operating Partnership was formed to succeed to the property assets of 38 partnerships (the "Property Partnerships") and certain asset management and property service businesses of the Charles E. Smith Companies (the "Smith Companies"). On June 30, 1994, the Company consummated an initial public offering (the "Initial Public Offering") of 8,632,800 shares of its common stock, $.01 par value per share (the "Common Stock"), and a private placement of 416,667 shares of its Common Stock. The Company contributed the net proceeds of such offerings to the Operating Partnership in return for 9,049,467 Units of general and limited partnership interest therein. On that same date, (i) the Operating Partnership acquired, in exchange for 12,131,292 Units, 30 Properties (reflects the combination of three buildings into one for operational and statistical purposes), partial interests in two additional properties, all of the non-voting common stock of the Property Service Businesses (representing 99% of the economic interest), and notes of the Property Service Businesses in the aggregate amount of $44.5 million; (ii) the Operating Partnership, through its partnership subsidiaries, issued $352.4 million of fixed-rate indebtedness secured by certain of the Properties in private placements to institutional investors and assumed certain other indebtedness (the "Mortgage Loans"); (iii) the Operating Partnership applied the proceeds of the Mortgage Loans and the Company's contribution of offering proceeds to repay approximately $454 million of mortgage indebtedness,

$26.2 million in related party indebtedness and $11.1 million in notes payable to a bank, to pay $13.8 million in prepayment penalties related to the early extinguishment of debt, to pay $14.7 million in transfer taxes and other costs associated with the formation of the Company and the Operating Partnership, and to pay $18.5 million of mortgage recording taxes, origination fees and other expenses associated with the Mortgage Loans, and to supply $15.4 million of working capital; and (iv) the Operating Partnership established a $100 million line of credit to fund development activities and property acquisitions and for general corporate purposes (collectively, the "Formation Transactions").

     Since the Formation Transactions and through March 2, 1998, the Operating Partnership developed one and acquired 18 operating Multifamily Properties totaling 6,688 apartment units and sold one property containing 227 units. In addition, the Operating Partnership had approximately 2,000 units under construction at three Development Properties as of March 2, 1998 (see "Recent Developments" below).

BUSINESS STRATEGY

     The Operating Partnership seeks growth in funds from operations (a common measure of equity real estate investment trust performance, defined as net income [loss] computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization of assets unique to the real estate industry) while preserving and enhancing property values by pursuing the following strategies: (i) maximizing cash flow from operations of the Properties by seeking to maintain high occupancy levels, obtain rent increases, manage tenant turnover efficiently, make strategic capital investments, expand the availability of furnished rental apartments, initiate new tenant fees and control operating expenses; (ii) acquiring additional multifamily properties for Common Stock, Units, or cash in situations where, in the judgment of management, the Operating Partnership's business strengths have the potential to increase property performance and value; (iii) developing new multifamily properties consistent with the predecessor Smith Companies' historical policies of constructing and maintaining high quality properties for long-term income and value enhancement; and (iv) actively promoting the comprehensive property services of the Property Service Businesses to unaffiliated property owners. In addition to its activities in the Washington, D.C. metropolitan area, the Operating Partnership also seeks to acquire additional properties or portfolios in Chicago, Boston and other markets with characteristics similar to the Operating Partnership's current portfolio that offer opportunities for profitable investment and long-term growth.

FINANCING STRATEGY

     To the extent that the Company's board of directors determines to seek additional capital for acquisitions or otherwise, the Company or the Operating Partnership may raise such capital through additional equity offerings, debt financing or retention of cash flow (subject to provisions of the Internal Revenue Code of 1986, as amended, requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income), or a combination of these methods.

EQUITY

During 1997 and through March 2, 1998, the Company and the Operating Partnership completed several equity transactions.

     On February 19, 1997, the Company consummated a second stock offering, issuing an additional 3,105,000 shares of Common Stock (including exercise of the underwriter's over-allotment), and the proceeds of such offering were used to purchase an additional 3,105,000 common units in the Operating Partnership.

     On May 15, 1997, the Company entered into an agreement with Security Capital Preferred Growth, Inc. ("Security Capital") to sell 2,640,325 shares by May 14, 1998 of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Shares"), $0.01 par value. On June 30, 1997 and December 2, 1997, the Company sold 738,553 and 923,191 Series A Preferred Shares, respectively, under the agreement. The net proceeds were contributed to the Operating Partnership in exchange for 1,661,744 Series A Cumulative Redeemable Preferred Units ("Series A Preferred Units").

     The Operating Partnership amended the Articles of Incorporation to designate and establish the rights and privileges of the Series A Preferred Unitholders which include certain voting, distribution and liquidation preferences. Distributions are cumulative from the date of original issue and are payable quarterly at the greater of the rate declared on the common unit or an annual rate of $2.02 per unit. The Series A Preferred Units are not redeemable prior to May 15, 2003. On or after May 15, 2003, the Operating Partnership, at its option, may redeem the Series A Preferred Units for cash at a price of $27.08 per unit, plus accrued and unpaid distributions. Under certain circumstances, the Operating Partnership may elect to make such redemption with Common Unit at the then market price of the Company's Common Stock. On or after January 31, 1999, Security Capital may convert the Series A Preferred Shares into Common Stock on a one-for-one basis subject to certain limitations. Prior to January 31, 1999, the Series A Preferred Shares will not be convertible unless the Company undergoes a change in control, as defined by the agreement, or fails to qualify as a REIT for tax purposes.

     On October 3, 1997, the Company sold 1,450,000 shares of Common Stock and 1,216,666 shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares"), $0.01 par value, to the Prudential Insurance Company of America ("Prudential"). The net proceeds were contributed to the Operating Partnership in exchange for 1,450,000 common units and 1,216,666 Series B Cumulative Redeemable Preferred Units ("Series B Preferred Units").

     The Operating Partnership amended the Articles of Incorporation to designate and establish the rights and privileges of the Series B Preferred Unitholders which include certain voting, distribution and liquidation preferences over the common unitholders. The Series B Preferred Units have a liquidation preference of $28.50 per unit. Distributions are cumulative and are payable quarterly at the greater of the rate declared on the common unit or an annual rate of $2.02 per unit. Prudential may convert the Series B Preferred Shares into shares of Common Stock on a one-for-one basis, subject to certain adjustments and limitations related to its ownership of Common Stock of the Company. The Company, at its option, may redeem Series B Preferred Shares at any time for Common Stock, plus accrued and unpaid dividends.

     In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, to Cobalt Capital, LLC. The Company contributed the net proceeds to the Operating Partnership in exchange for 500 shares of Series C Cumulative Redeemable Preferred Units ("Series C Preferred Units").

     The Operating Partnership amended the Articles of Incorporation to designate and establish the rights and privileges of the Series C Preferred Unitholders which include certain voting, distribution and liquidation preferences over the common unitholders. The Series C Preferred Units have a liquidation preference of $100,000 per unit and an initial annual distribution of $7,910 per unit (7.91% of purchase price). If the securities receive an investment grade rating, the distribution will decrease to $7,660 per unit. Distributions are cumulative and are payable quarterly. The Operating Partnership may redeem Series C Preferred Units after February 1, 2028, at the liquidation price plus accrued distributions.

     The Company currently has on file with the Securities and Exchange Commission an effective registration statement which allows the sale of up to $450,000,000 in debt or equity securities, of which approximately $312,000,000 remains available. As long as the Operating Partnership is in existence, the net proceeds of all equity capital raised by the Company will be contributed to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership. The Company and the Operating Partnership also may issue securities senior to the Common Stock or Units, including additional preferred stock or debt securities (either of which may be convertible into Common Stock or Units or may be accompanied by warrants to purchase Common Stock or Units).

DEBT

     The Operating Partnership's policy, which is set by the Board of Directors of the Company, is to incur debt (including debt incurred under its lines of credit) only if upon such incurrence its ratio of debt to total market capitalization would be 60% or less. The Operating Partnership may reevaluate or modify this financing policy from time to time in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. At December 31, 1997, the Operating Partnership's debt to total market capitalization ratio was 35.0%.

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

PROPERTY SERVICE BUSINESSES

     MULTIFAMILY PROPERTY MANAGEMENT SERVICES. The residential property management business of Smith Realty Company ("SRC"), an operating subsidiary of the Operating Partnership, is a long-established, integrated business with extensive experience in leasing and managing multifamily properties. This subsidiary has been managing and leasing multifamily housing in the Washington, D.C. metropolitan area since 1946 and, as of March 2, 1998, manages 58 apartment properties (including 45 Multifamily Properties and 13 other multifamily properties with approximately 3,800 apartment units). It also assists in the development and acquisition of additional multifamily properties and carries out a periodic inspection program that addresses all aspects of the property and property management.

     RETAIL PROPERTY MANAGEMENT SERVICES. The retail management and leasing business, also conducted through Smith Realty Company, approaches the management and leasing of its retail portfolio with an integrated program of regular direct communication with retail tenants, proactive assistance with marketing, merchandising and monitoring store operations, and maintenance. A retail marketing staff works to promote the shopping centers as a whole and to work with individual tenants to ensure the effectiveness of store design, marketing, merchandising and sales efforts. The retail management and leasing group, in addition to providing complete property management and leasing services for the two Retail Properties totaling approximately 436,000 square feet, also provides such services for a fee to three retail properties owned by affiliated parties totaling approximately 293,000 square feet, and one retail property owned by an unaffiliated third party totaling 660,000 square feet. Smith Realty Company also provides retail leasing and brokerage services for additional, unaffiliated third parties on a fee-for-service basis.

          FINANCING SERVICES. The finance department negotiates and administers all debt financing for the Operating Partnership and its subsidiaries, and, for a fee, other properties owned by third parties (the majority of which are affiliated with Robert H. Smith and Robert P. Kogod, the Co-Chief Executive Officers and Co-Chairmen of the Board of the Company and the owners of approximately 13% of the shares and Units). This responsibility includes obtaining new sources of funding by actively soliciting prospective lenders, monitoring, analyzing and negotiating changes in loan status and/or structure, and satisfying reporting requirements of lenders. Financing services were performed for approximately $489 million of refinancing in 1997. During the fourth quarter of 1997, Financing Services personnel transferred to Charles E. Smith Commercial Realty L.P. ("CESCR"), a commercial office partnership affiliated with Messrs. Smith and Kogod. The Operating Partnership entered into agreements through December 31, 1998 to provide Financing Services for certain properties owned and certain properties to be acquired by CESCR. Services will be provided utilizing CESCR personnel on a negotiated cost basis. The Company will separately negotiate revenue and cost sharing agreements for Financing Services it may provide, if any, to properties managed but not owned by CESCR.

     ENGINEERING AND TECHNICAL SERVICES. The engineering and technical services business is conducted through Consolidated Engineering Services, Inc., an operating subsidiary of the Operating Partnership, which manages, operates, maintains and repairs the "physical plant" of office, multifamily, and retail properties. Through its staff of on-site and off-site engineers, supervisors, technical specialists and maintenance personnel, this subsidiary provides various services, including on-site building systems operations and maintenance, engineering and technical consulting, automated environmental monitoring and controls, preventive maintenance, management of building environmental systems and repair and replacement of mechanical/electrical systems. This business serves the Properties and also provides facilities management services for both affiliated and unaffiliated third parties, including condominium, bank, university and government buildings. During 1997, services were provided with respect to approximately 30 million square feet of facilities.

     INTERIOR CONSTRUCTION AND RENOVATION SERVICES. The construction services business, conducted through Smith Management Construction, Inc., an operating subsidiary of the Operating Partnership, is a construction management and general contracting company that provides interior construction and renovation services to the Properties and various other affiliated and unaffiliated third party clients. This business focuses primarily on capital improvement projects and office and retail tenant space construction and alteration, and provides the expertise necessary to take a project from the initial planning and preconstruction stage through the completion of construction. In 1997, oversight was provided to approximately $66 million of construction activity.

     CORPORATE SERVICES. The corporate services businesses, conducted through Smith Realty Company, enable a central office to provide supporting services in the areas of insurance, legal advice, accounting, information systems, human resources, office administration and marketing to the Operating Partnership and its subsidiaries, as well as to other affiliated third parties, including CESCR. Services are provided at cost (including overhead) in accordance with cost and executive sharing agreements. In management's opinion, the allocation methods provide reasonable estimates of the costs that would have been incurred by the Operating Partnership had the services been provided by the Operating Partnership.

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

EMPLOYEES

     As of March 2, 1998, the Operating Partnership and its subsidiaries had approximately 1,400 full-time and part-time employees, the latter primarily employed in on-site clerical positions. This total includes 540 employees who provide on-site property services and, in the Property Service Businesses, 550 persons in its engineering and technical services subsidiary, 110 persons in its interior construction and renovation subsidiary, and 200 persons in its residential and retail leasing and management, finance, and corporate services subsidiary.

RECENT DEVELOPMENTS

     ACQUISITION PROPERTIES.   During 1997, the Company, through the Operating
Partnership, acquired six operating properties containing 3,036 apartment units, as further described below.

     Crystal Plaza. This 540-unit, high-rise, multifamily apartment building located in the Crystal City submarket of Arlington, Virginia, was acquired in February 1997 for 307,079 Operating Partnership Units with an approximate value of $8.7 million (based upon the price of the Company's stock on the date of the acquisition), and the assumption of an existing mortgage, for an approximate total cost of $43.0 million. The property was developed and managed by the Smith Companies, predecessor to the Operating Partnership, and remains subject to a 5.1% net profits interest in favor of an unaffiliated third party. During the fourth quarter of 1997, this property had an average economic occupancy of 98.9% and average monthly rental revenue per apartment unit of approximately $1,228.

     Crystal Towers. This 912-unit, high-rise, multifamily apartment building also located in Crystal City was acquired in February 1997 for 842,544 Operating Partnership Units with an approximate value of $23.9 million, $0.9 million in cash, and the assumption of an existing mortgage for an approximate total cost of $69.8 million. The property was developed and managed by the Smith Companies. During the fourth quarter of 1997, the property had an average economic occupancy of 96.2% and average monthly rental revenue per apartment unit of approximately $1,085.

     Kenmore. This 376-unit high-rise multifamily apartment building located in northeast Washington, D.C., was acquired in March 1997 for 510,674 Operating Partnership Units with an approximate value of $14.5 million and the assumption of an existing mortgage, for an approximate total cost of $16.3 million. During the fourth quarter of 1997, the property had an average economic occupancy of 98.6% and average monthly rental revenue per apartment unit of approximately $738.

     Lincoln Towers. This 714-unit high-rise property located in Ballston, Virginia, was acquired in October 1997 for a total cost of approximately $88.9 million in cash. Lincoln Towers was built in 1992 and consists of twin 22-story towers above a three level parking garage. The acquisition was funded in part by the sale of 1,450,000 shares of Common Stock and 1,216,666 Series B Preferred Shares for approximately $76 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 1,450,000 common units and 1,216,666 Series B Preferred Units. During the fourth quarter of 1997, the property had an average economic occupancy of 90.1% and average monthly rental revenue per apartment unit of approximately $1,224.

     One East Delaware. This 306-unit high-rise property in downtown Chicago, Illinois was acquired in October 1997 for approximately $43.1 million in cash. Built in 1989, the property consists of a 36-story tower over an enclosed parking garage. The Operating Partnership funded the acquisition with proceeds from its line of credit. During the fourth quarter of 1997, the property had an average economic occupancy of 99.4% and average monthly rental revenue per apartment unit of approximately $1,229.

     2000 Commonwealth. This 188-unit high-rise property in Boston, Massachusetts was acquired in October 1997 for approximately $27.5 million consisting of 464,667 Operating Partnership units valued at $13.9 million, assumed debt of $13.3 million, and acquisition related costs of approximately $0.3 million. Built in 1986, the property is a 16-story, brick structure over below grade parking. During the fourth quarter of 1997, the property had an average economic occupancy of 97.2% and average monthly rental revenue per apartment unit of approximately $1,346.

     In addition to the above-described properties, the Operating Partnership, in the first quarter of 1998, also acquired two operating properties with 287 apartment units, contracted to purchase a third property with 299 units and sold one property with 227 units, as further described below.

     Tunlaw Park. This 120-unit mid-rise property in northwest Washington, D.C. was acquired in January 1998 for $0.8 million in cash and 123,818 Operating Partnership units valued at $4.4 million. The property was developed and managed by the Smith Companies and the Operating Partnership previously owned a 20% minority interest. During the fourth quarter of 1997, the property had an average economic occupancy of 94.6% and average monthly rental revenue per apartment unit of approximately $1,047.

     Tunlaw Gardens. This 167-unit, garden property in northwest Washington, D.C. was acquired in January 1998 for $6.9 million consisting of $2.5 million cash and 130,371 Operating Partnership units valued at $4.4 million. The property was previously managed by the Operating Partnership. During the fourth quarter of 1997, the property had an average economic occupancy of 96.1% and average monthly rental revenue per apartment unit of approximately $716.

     Parc Vista. In January 1998, the Operating Partnership contracted to purchase this 299-unit, 16-story high-rise built in 1990. The property is located in the Crystal City/Pentagon City submarket, adjacent to the Ritz Carlton Hotel, the Pentagon City regional mall, and a Metrorail station. The property contains extensive contemporary amenities and will be purchased for approximately $39 million cash during the second quarter of 1998.

     Oxford Manor. In March 1998, the Operating Partnership sold this 227-unit property located in southeast Washington, D.C. for $4.4 million. The Operating Partnership recognized a gain on the sale of $3.2 million.

     DEVELOPMENT PROPERTIES. During 1997, the Operating Partnership, acquired interests in three development properties as further described below.

     Springfield Station. The Operating Partnership purchased for $9.1 million in cash approximately 17 acres of land and is nearing completion on the first phase of construction of an estimated 630-unit mid-rise and garden apartment property in Springfield, Virginia. The $60 million project is located adjacent to a new Metrorail and commuter rail station and a regional shopping mall and offers convenient access to major transportation routes. Initial delivery is expected in the spring of 1998, with final delivery in the fall of 1999.

     Courthouse Place. In October 1997, the Operating Partnership acquired this 564-unit high-rise property under construction in Arlington, Virginia for $17.5 million consisting of $3.6 million cash and approximately 450,000 Operating Partnership units valued at $13.9 million. Total expected project cost is approximately $65 million. The balance of construction cost will be funded through a three-year construction loan. Management expects to initially deliver apartment units in the fourth quarter of 1998, with final delivery in the fall of 1999.

     One Superior Place. During the fourth quarter of 1997, construction began on a 52-story, 809-unit high-rise apartment and commercial center in downtown Chicago. The $112 million project will also include a new Whole Foods supermarket and other tenants in its 52,000 square feet of commercial space. Management expects to secure construction loan financing for this project during the second quarter of 1998. Initial occupancy is expected in late summer of 1999 with final delivery in mid-2000.


EXECUTIVE OFFICERS OF THE COMPANY

     The following is a biographical summary of the experience of the executive officers of the Company:

     ROBERT H. SMITH. Mr. Smith is Co-Chief Executive Officer and Co-Chairman of the Board of the Company and Co-Chairman of the Board of each of the Property Service Businesses. Since 1962, Mr. Smith has been the President, Chief Executive Officer and a director of Charles E. Smith Construction, Inc. and its predecessor companies, where he oversees and directs all phases of development and construction of the Smith Companies' office, retail and residential real estate projects. He is also Co-Chairman of the Board and a director of Charles
E. Smith Commercial Realty, Inc. which together with its subsidiaries and affiliates is engaged in the ownership, operation, and management of commercial office buildings. Mr. Smith joined the Smith Companies in 1950. Mr. Smith is 69 years old and the brother-in-law of Robert P. Kogod.

     ROBERT P. KOGOD. Mr. Kogod is Co-Chief Executive Officer and Co-Chairman of the Board of the Company and Co-Chairman of the Board of each of the Property Service Businesses. From 1964 to 1997, Mr. Kogod was the President, Chief Executive Officer and a director of Charles E. Smith Management, Inc., where he oversaw and directed all phases of the leasing and management of the Smith Companies' commercial real estate portfolio. He is now the Co-Chairman of the Board and a director of Charles E. Smith Commercial Realty, Inc., a successor to Charles E. Smith Management, Inc., and the owner, operator, and manager of commercial office buildings. He is also Secretary/Treasurer and a director of Charles E. Smith Construction, Inc., an affiliated company that specializes in the development and construction of office, retail and residential projects.
Mr. Kogod joined the Smith Companies in 1959. Mr. Kogod is 66 years old and the brother-in-law of Robert H. Smith.

     ERNEST A. GERARDI, JR. Mr. Gerardi is President, Chief Operating Officer and a Director of the Company, and is President, Chief Executive Officer, and a director of each of the Property Service Businesses. From 1985 until 1994, Mr. Gerardi was a member of the Executive Committee of Charles E. Smith Management, Inc., where he had overall responsibility for all day-to-day business operations and long-range planning. From 1985 through 1993, he served as Executive Vice President and Senior Executive Vice President of Charles E. Smith Management, Inc. Prior to joining the Smith Companies in 1985, Mr. Gerardi was with Arthur Andersen and Co., where he served as senior partner in charge of the firm's accounting and financial practice for over 250 professionals in Washington, D.C. During his 27 years with Arthur Andersen, he specialized in management consultation and strategic planning. He is also a member of the American Institute of Certified Public Accountants and the D.C. Institute of Certified Public Accountants. Mr. Gerardi is 62 years old.

     WESLEY D. MINAMI. Mr. Minami is Senior Vice President and Chief Financial Officer of the Company and Smith Realty Company, one of the Property Service Businesses, and is responsible for the Company's debt portfolio, corporate financial planning, local acquisitions, and its treasury, accounting, controls and information systems departments. Prior to joining the Company in 1997, Mr. Minami was the Chief Financial Officer for Ascent Entertainment Company where he was responsible for an $86 million initial public offering spin-off of Ascent, which had been a wholly-owned subsidiary of Comsat Corporation. Formerly, he had served as the Treasurer of Comsat Corporation. From 1985 to 1993, Mr. Minami held several positions, including Senior Vice President, Chief Financial Officer at Oxford Realty Services Corporation which developed and managed a portfolio of over 45,000 apartment units. Mr. Minami is 41 years old.

     ROBERT D. ZIMET. Mr. Zimet is Senior Vice President, General Counsel and Secretary of the Company and Smith Realty Company, one of the Property Service Businesses. He was the General Counsel and a Senior Vice President of Charles
E. Smith Management, Inc., since joining the Smith Companies in 1983, and became a Group Senior Vice President in 1991. He continues in these capacities for Charles E. Smith Commercial Realty, Inc., a successor to Charles E. Smith Management, Inc., and the owner, operator, and manager of commercial office buildings. Mr. Zimet is responsible for the legal affairs of the Company and the Smith Companies, as well as supervision of the Human Resources and Office Services departments of Smith Realty Company. Mr. Zimet is 59 years old.

     ROGER L. WEEKS. Mr. Weeks is Senior Vice President-Residential of the Company and Smith Realty Company, one of the Property Service Businesses. Since 1980, Mr. Weeks has been Senior Vice President and Department Head of the Residential Management Department for which he had overall property management and leasing responsibility for the entire multifamily residential management portfolio. Mr. Weeks was also a member of the Executive Committee of Charles E. Smith Management, Inc. until 1994. He joined the Smith Companies in 1967. Mr. Weeks is a member of the Building Owners and Managers Association, former Treasurer of the National Apartment Association and past President of the Apartment and Office Building Association. Mr. Weeks is 56 years old.

     MATTHEW B. MCCORMICK. Mr. McCormick is the Senior Vice President-Residential Marketing of the Company and Smith Realty Company, one of the Property Service Businesses. Prior to January 1998, Mr. McCormick was the Senior Vice President and Department Head of the Retail Group, where he was responsible for retail property management and leasing, as well as outside retail brokerage services. Prior to joining the Smith Companies in 1988, Mr. McCormick was a retail specialist with the Washington, D.C. office of Coldwell Banker. Mr. McCormick is 37 years old.

     ALFRED G. NEELY. Mr. Neely is Senior Vice President-Development of the Company, responsible for the zoning, planning and development of all multifamily buildings. Since joining Charles E. Smith Construction, Inc., in 1989 as a Senior Vice President and now as a Group Senior Vice President, Mr. Neely has been responsible for zoning, planning and development. Prior to joining the Smith Companies, Mr. Neely was Executive Vice President and Managing General Partner of the New Height Group, a real estate and development company in Denver, Colorado. During his nine years with this company, Mr. Neely has been responsible for development and management of mixed-use properties. Mr. Neely is 52 years old.


ITEM 2.   PROPERTIES

GENERAL

     The 51 Properties as of March 2, 1998 consist of 46 Multifamily Properties, three Development Properties and two Retail Properties, as described in more detail below. Twenty-eight of the Multifamily Properties (reflecting the combination of three buildings into one for operational and statistical purposes) and both Retail Properties were acquired in connection with the Formation Transactions, two additional Multifamily Properties were acquired in 1994, five additional Multifamily Properties were acquired and one additional Multifamily Property was constructed and delivered in 1995, four additional Multifamily Properties were acquired in 1996

(one of which was later combined with another Property for operational and statistical purposes), six operating Multifamily Properties were acquired in 1997, and three Development Properties (or interests therein) were acquired and construction commenced in 1997. In addition, the Operating Partnership held a minority limited partnership interest in one other multifamily property (after giving effect to the January 1998 purchase of the remaining partnership interest in Tunlaw Park) in the Washington metropolitan area, acquired in the Formation Transactions and increased in a subsequent transaction.

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

MULTIFAMILY PROPERTIES

     The 45 operating Multifamily Properties owned as of December 31, 1997 contain a total of 18,236 garden, mid-rise, and high-rise apartment units, ranging in size from 115 to 1,065 apartment units. All properties are located in the Washington D.C. metropolitan area with the exception of one property in Chicago, Illinois and one property in Boston, Massachusetts. All of the Multifamily Properties are 100% owned by the Operating Partnership and its subsidiaries. The Smith Companies developed and built 27 of the Multifamily Properties owned by the Operating Partnership (not including the Westerly at Worldgate, which was developed by the Operating Partnership but constructed by an affiliate of the Smith Companies). In 1997, the average monthly rental revenue per unit was $901 and the average economic occupancy was 96.4% for the Core Residential Portfolio (Multifamily Properties owned as of December 31, 1995.)

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

     The following table sets forth certain additional information relating to the Multifamily Properties as of December 31, 1997 (in the following table, occupancy is based upon economic occupancy, which measures occupancy beginning on the rent commencement date; monthly revenue per unit is total property revenue divided by the number of apartment units; and certain data may be omitted for properties not operated by the Operating Partnership for the entire year):

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
    Residential  Portfolio  Statistics for the Year Ended December 31, 1997

                                                   Number of    Average   Monthly   Average
                             Property     Year     Apartment   Sq.  Ft.   Revenue   Economic
Property Type/Property Name    Type       Built     Units      Per Units  Per Unit  Occupancy
---------------------------- ---------  ---------  --------  ----------- ---------  ---------
Core Residential Portfolio

 NW Washington, D.C.
  Albemarle                  High-rise       1959     235      1,097     $1,161     98.8%
  Calvert-Woodley            High-rise       1954     136      1,001      1,090     99.1%
  Cleveland House            High-rise       1955     216        894      1,057     98.7%
  Connecticut Heights        High-rise  1920s/74      519        536        835     96.2%
  Corcoran House             High-rise       1961     138        464        786     99.3%
  Statesman                  High-rise       1961     281        593        773     98.9%
  2501 Porter Street         High-rise       1988     202        760      1,390     97.7%
                                                   ------      -----     ------     ----
                                                    1,727        723        978     98.0%
 Crystal City
  The Bennington             High-rise       1982     348        804      1,015     96.0%
  Crystal House I            High-rise       1964     426        917        974     96.2%
  Crystal House II           High-rise       1965     402        938        955     96.5%
  Crystal Square             High-rise    1973/75     378      1,121      1,116     97.9%
  Crystal Place              High-rise       1987     180        894      1,264     98.0%
  Gateway Place              High-rise       1987     162        826      1,541     89.1%
  Water Park Towers          High-rise    1988/89     360        881      1,434     96.6%
                                                   ------      -----     ------     ----
                                                    2,256        923      1,138     96.2%
 Other NE & SE Washington,
  D.C.
  Car Barn                   Garden       1981/87     196      1,311        832     97.3%
  Fort Chaplin               Garden       1963/65     549        983        636     97.7%
  Marbury Plaza              High-rise       1966     672        997        635     96.5%
  Oxford Manor               Garden          1968     227      1,005        594     95.0%
                                                   ------      -----     ------     ----
                                                    1,644      1,031        653     96.8%
 Other Northern Virginia -
  Inside Beltway
  Berkeley                   Mid-rise        1960     138        891        719     97.8%
  Boulevard of Old Town III  Garden          1941     159        603        816     97.5%
  Columbia Crossing          Garden       1990/91     247        976      1,046     92.3%
  Columbian Stratford        Mid-rise        1959     227        942        732     96.7%
  Concord Village            Garden          1968     531      1,025        776     94.2%
  Courthouse Plaza           High-rise    1988/90     396        772      1,179     97.6%
  Executives                 Mid-rise     1959/61     711        877        755     95.9%
  Newport Village            Garden       1969/71     937      1,115        880     97.4%
  Orleans Village            Garden       1965/67     851      1,061        806     95.9%
  Patriot Village            Garden       1973/77   1,065      1,162        872     96.2%
  Skyline Towers             High-rise    1970/72     940      1,221        970     96.5%
  Windsor Towers             Mid-rise        1965     280      1,025        783     97.6%
                                                   ------      -----     ------     ----
                                                    6,482      1,044        870     96.2%
 Other Northern Virginia -
  Outside Beltway
  Bedford Village            Garden          1967     752      1,070        869     94.5%
  Oakwood                    Garden          1980     218        968      1,021     97.6%
  Potomac View               Garden          1978     192        965        738     97.5%
  Westerly at Worldgate      Garden          1995     320        921      1,057     93.8%
                                                   ------      -----     ------     ----
                                                    1,482      1,009        915     95.1%
 Suburban Maryland
  The Manor                  Garden          1969     435        999        746     96.2%
  Suburban Tower             High-rise       1960     172        677        803     97.4%
                                                   ------      -----     ------     ----
    Subtotal/Average                                  607        908        762     96.6%
                                                   ------      -----     ------     ----
     Subtotal/Average                              14,198        975        901     96.4%

Acquisition Portfolio
 Charter Oak (other No.Va.
  -outside Beltway)          Garden          1970     262      1,097        918     97.7%
 Van Ness South (NW
  Washington, D.C.)          High-rise       1970     625        956      1,032     97.9%
 1841 Columbia Road (N.W.
  Wash., D.C.)               High-rise       1923     115        634        621     97.5%
 The Kenmore (NW
  Washington, D.C.)          High-rise       1950     376        725        N/A      N/A
 Crystal Plaza (Crystal
  City)                      High-rise       1967     540      1,129        N/A      N/A
 Crystal Towers (Crystal
  City)                      High-rise       1967     912      1,107        N/A      N/A
 Lincoln Towers (other
  No.Va.-inside Beltway)     High-rise       1992     714        879        N/A      N/A
 2000 Commonwealth
  (Boston, MA)               High-rise       1986     188        878        N/A      N/A
 One East Delaware
  (Chicago, IL)              High-rise       1989     306        704        N/A      N/A
                                                   ------      -----     ------     ----
  Sub-Total/Average                                 4,038        706        955     97.8%
                                                   ------      -----     ------     ----
All Residential Properties                         18,236        915     $  904     96.5%
                                                   ======      =====     ======     ====

     The following table sets forth the total number of apartment units in the Core Residential Portfolio, the economic occupancy, and the average monthly rental revenue per unit as of the end of 1997 and in each of the previous five years:


MULTIFAMILY PROPERTIES
                                              Average Monthly
Year     Number of Units  Percent Occupied*   Revenue Per Unit
-------  ---------------  ------------------  ----------------

1997              14,198               96.4%              $901
1996              12,462               97.0%              $883
1995              11,834               97.2%              $862
1994              11,834               97.8%              $845
1993              11,834               97.8%              $818
1992              11,587               97.2%              $802

* Based on economic occupancy

RETAIL PROPERTIES

     The Operating Partnership's two Retail Properties, Skyline Mall and Worldgate Centre, are enclosed malls containing a total of approximately 436,000
square feet of retail space.   Until December  1997, both Retail Properties
leased health club facilities to entities controlled by Messrs. Smith and Kogod pursuant to leases expiring on December 31, 2015. In December 1997, the health clubs were sold by Messrs. Smith and Kogod. In conjunction with that sale, the Operating Partnership agreed to restructure the two leases, including reduced base rent on the Worldgate lease, and extend terms on both leases for ten years, through 2025, in exchange for a $2.3 million cash payment. The Operating Partnership used the funds to retire 65,000 Operating Partnership units.

     WORLDGATE CENTRE. Worldgate Centre is a community retail center located in Herndon, Virginia, at the intersection of two major Northern Virginia traffic arteries, the Dulles Airport Access Highway and Centreville Road. Developed by the Smith Companies in 1991, it is a part of a mixed-use development which includes the 320-unit Multifamily Property which the Operating Partnership constructed in 1995. The town of Herndon is located in Fairfax County, one of the highest median income counties in the country. The Property contains the 108,670 square foot Worldgate Athletic Club, a Loew's Cinema, and a mix of approximately 40 other food service, fashion and specialty retailers and various business and general service tenants. Worldgate Centre has 230,926 square feet of leasable area and had an average occupancy rate of 97.6% during 1997. Approximately 10.1% of the leases, based on net rentable area, are scheduled to expire prior to the year 2001.

     SKYLINE MALL. Skyline Mall is a two-level, enclosed community retail center located on Route 7 in Northern Virginia, at the intersection of Fairfax County, Arlington County, and the City of Alexandria, Virginia. Originally developed by the Smith Companies in 1977, it is part of a mixed-use community which also includes over two million square feet of office space and over 3,300 high-rise condominium and apartment units (including Skyline Towers, a 940-unit Multifamily Property owned by the Operating Partnership), all within walking distance. The Property has 204,914 square feet of leasable area and had an average occupancy rate of 97.2% in 1997. It contains the 79,920 square foot Skyline Racquet and Health Club, an AMC Cinema, and approximately 40 other stores, including restaurants, fashion and specialty retailers, and various business and general services. Approximately 11.8% of the leases, based on net rentable area, are scheduled to expire prior to the year 2001.

     The following table sets forth certain additional information relating to the Retail Properties as of December 31, 1997:

RETAIL PROPERTIES

                                               Gross                         Average      Average
                                             Leasable   Number   Average      Base Rent   Gross Rent
Property                           Year        Area      of     % Leased     Per SF      Per  SF
 Name              Location      Completed     (SF)     Stores    1997        Leased      Leased
---------------------------------------------------------------------------------------------------
Skyline Mall    Fairfax Co., VA       1977    204,914      40      97.2 %      $11.91       $16.16

Worldgate
 Centre         Herndon, VA           1991    230,926      40      97.6 %      $21.66       $28.72
                                              -------              ------      ------       ------
                                              435,840              97.4 %      $17.07       $22.81
                                              =======              =====       ======       ======



PROPERTY MARKETS

     The Operating Partnership believes that the demographic and economic trends and conditions in the Chicago, Boston and Washington, D.C. metropolitan areas, the markets where the Properties are located, indicate an excellent potential for continued high occupancy and rental rate growth in 1998 and beyond. These three markets are projected to be among the top four U.S. markets in total employment growth over the period 1993 to 2005, an average increase in each market of over 50,000 or more jobs per annum, according to 1996 projections prepared by the U.S. Dept. of Commerce, Bureau of Economic Analysis as indicated on the following table:

PROJECTED JOB GROWTH FOR MAJOR U.S. CITIES 1993 TO 2005
-------------------------------------------------------


Metro Area                    Job Increase Rank  Projected Jobs Added
----------------------------  -----------------  --------------------

CHICAGO, IL                                  1.               763,000
Los Angeles-Long Beach, CA                   2.               685,000
WASHINGTON, DC-MD-VA                         3.               648,000
BOSTON, MA                                   4.               600,000
Atlanta, GA                                  5.               598,000
Orange County, CA                            6.               525,000
Houston, TX                                  7.               515,000
Dallas, TX                                   8.               486,000
Phoenix-Mesa, AZ                             9.               469,000
San Diego, CA                               10.               429,000
-------------------------

Source: U.S. Dept. of Commerce, Bureau of Economic Analysis, May 1996

     According to the same Department of Commerce projections, the Boston, Chicago and Washington D.C. metro areas are also projected to be among the top ten in total population increases of all U.S. cities as shown in the following table:

PROJECTED POPULATION GROWTH FOR MAJOR U.S. CITIES 1993 TO 2005
--------------------------------------------------------------

                                  Population       Projected Total
Metro Area                     Increase Rank (1)  Population Increase
-----------------------------  -----------------  -------------------

Riverside-San Bernadino, CA                  1.               928,000
Los Angeles, Long Beach, CA                  2.               927,000
WASHINGTON, D.C.-MD-VA                       3.               744,000
Atlanta, GA                                  4.               732,000
CHICAGO, IL                                  5.               716,000
Houston, TX                                  6.               673,000
Phoenix-Mesa, AZ                             7.               617,000
San Diego, CA                                8.               595,000
Orange County, CA                            9.               531,000
BOSTON, MA, NH                              10.               518,000
-------------------------

(1) Reflects rank increase in population by number of people
Source: U.S. Dept. of Commerce, Bureau of Economic Analysis, May 1996

     In the Washington, D.C. metropolitan area, employment and population growth in recent years, and expected in future years, has been considerably stronger in the northern Virginia segment of the metropolitan area, which is the sector where the majority (69%) of the Multifamily Properties are located. The growth in northern Virginia is substantially attributable to continuing strong growth in the technology sector, particularly the information technology and telecommunications segments. The Operating Partnership believes that this trend will continue due to the concentration of technology firms in northern Virginia and the growth outlook for the information technology and telecommunications industries.

     Demand for multifamily rental apartments continues to be strong in the Boston, Chicago and Washington, D.C. metropolitan areas as evidenced by high occupancy and rent growth rates. Surveys of comparable investment grade apartment properties are conducted in each of these markets annually by The REIS Reports, Inc. The results of these surveys are shown in the following tables:

APARTMENT OCCUPANCY AND RENTAL RATE GROWTH FOR SELECTED MARKETS

                                           Rental Growth Rate
                                         -----------------------
Metro Area Market       Occupancy 1997   1997   1998 (Projected)
----------------------  ---------------  -----  ----------------

Boston                            97.6%   6.4%              6.0%
Chicago                           97.2%   4.4%              5.5%
Washington, D.C.
 - Northern Virginia              95.9%   2.8%              3.3%
 - Washington, D.C.               96.9%   3.2%              4.2%

_______________
Source:  The REIS Reports, Inc., February 1998


MORTGAGE FINANCING

     As of December 31, 1997, thirty-five of the 50 Properties were subject to Mortgage Loans aggregating approximately $500,435,000. The Mortgage Loans are collateralized by nonrecourse first lien mortgages or deeds of trust on Properties organized into four pools ("Mortgage Pool One," "Mortgage Pool Two," "Mortgage Pool Three," and "Mortgage Pool Four", as shown in the chart below) and seven individual loans (the "Acquisition Mortgages"). The Mortgage Loans bear interest at a weighted average interest rate of 7.86% at December 31, 1997. The Properties collateralizing each Mortgage Loan, the outstanding principal balances as of December 31, 1997, the applicable interest rates, and the maturity dates for each Mortgage Loan are set forth in the chart below.

                                                           12/31/97
Mortgage Pool/                                           Outstanding      Interest        Maturity
Collateral                      Location                  Principal         Rate           Date
------------------------------------------------------------------------------------------------------------------------------------
                                                           (000's)
Mortgage Pool One                                          $ 110,140         7.93%      June 30, 1999
-------------------
  Columbian Stratford          Arlington, Virginia
  Corcoran House               Washington, D.C.
  Crystal House I              Arlington, Virginia
  Crystal House II             Arlington, Virginia
  Executive North (1)          Arlington, Virginia
  Marbury Plaza                Washington, D.C.
  Oxford Manor                 Washington, D.C.
  Skyline Towers               Fairfax County, Virginia
  Statesman                    Washington, D.C.
  Water Park Towers            Arlington, Virginia
  Windsor Towers               Arlington, Virginia

Mortgage Pool Two                                          $125,214          8.19%      June 30, 2001
-----------------
  Bedford Village              Fairfax County, Virginia
  Car Barn                     Washington, D.C.
  Concord Village              Arlington, Virginia
  Crystal Place                Arlington, Virginia
  Crystal Square               Arlington, Virginia
  Executive Central (1)        Arlington, Virginia
  Executive South (1)          Arlington, Virginia
  Fort Chaplin                 Washington, D.C.
  Newport III (1)              Alexandria, Virginia
  Orleans Village              Fairfax County, Virginia

Mortgage Pool Three                                        $117,000          7.99%      June 30, 2009 (2)
-------------------
  Berkeley                     Arlington, Virginia
  Calvert Woodley              Washington, D.C.
  Cleveland House              Washington, D.C.
  Columbia Crossing            Arlington, Virginia
  Courthouse Plaza             Arlington, Virginia
  Gateway Place                Arlington, Virginia
  Newport I/II (1)             Alexandria, Virginia
  Skyline Mall                 Fairfax County, Virginia
  2501 Porter Street           Washington, D.C.

Mortgage Pool Four
------------------------
   Patriot Village             Fairfax County, Virginia    $ 31,095          8.24%      August 1, 2009 (3)

Acquisition Mortgages
------------------------
   Connecticut Heights         Washington, D.C.            $  8,053        Variable(4)   February  28, 1998
   The Bennington              Arlington, Virginia         $ 12,666          7.50%       October 1, 2020
   1841 Columbia Road          Washington, D.C.            $  3,211          9.00%       August 1, 1999
   Crystal Plaza               Arlington, Virginia         $ 33,971          6.86%       November 1, 2009
   Crystal Towers              Arlington, Virginia         $ 44,610          7.158%      January 1, 2006
   The Kenmore                 Washington, D.C.            $  1,165          9.25%       March 30, 2005
   2000 Commonwealth           Boston, Massachusetts       $ 13,310        Variable(5)   December 3, 1998
                                                           --------        --------
                                                           $500,435          7.86%
                                                           ========        ========


--------------------------------------------------------------------------------
(1)  Operated as a single property, but divided for collateralization purposes.
(2)  Twenty-five year amortization begins June 30, 1999.
     Also, reflects a five-year extension agreed to in January 1996.
(3)  Thirty-year amortization begins in August 2004.
(4)  Interest rate is based on LIBOR plus 1.70%.
(5)  Interest rate is based on LIBOR plus 1.10%


     Each of the related loan agreements for Mortgage Pool One and Mortgage Pool Two requires the payment of interest only and contains cross-collateral and cross-default provisions among the separate financing partnership borrowers in each pool. Prepayment of these loans would be subject to a yield maintenance premium. The loan secured by Mortgage Pool Three is interest only through June 30, 1999, at which time amortization begins using a 25-year amortization schedule with a balloon payment at maturity. In addition, this loan may not be prepaid until May 1, 1999, at which time it would be subject to a yield maintenance premium. The loan is cross-collateralized with the $83 million line of credit from the same lender, as described below. Certain predecessor partners executed guarantees for $42 million of the mortgage loans secured by Mortgage Pool Three. The loan secured by Mortgage Pool Four was refinanced in September 1996 and was obtained jointly with a ground lessor, with a portion of the principal allocated to each of them. The ground lessor has been allocated $9.9 million of the refinanced loan (of the total of $41.0 million outstanding as of December 31, 1997), for which the Operating Partnership is contingently liable. The loan requires the payment of interest only through August 2004, at which time amortization begins using a 30-year amortization schedule with a balloon payment due in August 2009. The Operating Partnership remits full debt service to the lender and reduces its ground rent payment by the corresponding amount of debt service relating to the principal assigned to the ground lessor.

     The Acquisition Mortgages relate to the debt assumed on seven acquired Multifamily Properties. The loans require monthly payments of interest and, in certain cases, principal (1841 Columbia Road, Crystal Towers and Kenmore).


Lines of Credit

     The Operating Partnership had a $100 million revolving line of credit with PNC Bank, Nations Bank and U.S. Bank (formerly First Bank), of which $75 million was outstanding at December 31, 1997. Amounts outstanding bear interest at a selected LIBOR rate plus 97.5 to 125 basis points (6.98% at December 31, 1997) based on the leverage ratio of the related collateral. The Operating Partnership paid an annual fee of .125% on the full amount of the line. Borrowings under this line of credit were collateralized by the Albemarle, Worldgate Centre, Manor, Potomac View, Suburban Tower, Boulevard of Old Town I and II, and Van Ness South apartments properties.

     In February 1998, the Operating Partnership established a new $250 million, unsecured line of credit with PNC Bank, Nations Bank and U.S. Bank which matures in March 2001. Draws upon the line are subject to certain unencumbered asset requirements. The Operating Partnership repaid the balance outstanding under the existing $100 million line and recognized an extraordinary loss of $0.3 million related to the extinguishment of such debt. Borrowings under the new line bear interest at a selected LIBOR rate plus 75 to 110 basis points based on the leverage ratio of the Operating Partnership.

     The Operating Partnership also has a secured $83 million credit facility with Northwestern Mutual Life expiring in June, 2004, to be used for property acquisitions. The line provides for an interest rate that is fixed at the time of each acquisition at a spread of 1.50% over 10-year Treasury Bills at that time. Any properties acquired in this fashion will secure the facility, and it is cross-collateralized with Mortgage Pool Three. The balance of $30 million outstanding at December 31, 1997 is collateralized by the Oakwood and Charter Oak properties. The blended interest rate is 7.27%.

     Subsequent to the issuance of the Series C Preferred Units in the first quarter of 1998, the related debt repayment and the newly established $250 million line of credit, the Operating Partnership had approximately $183 million of unused borrowing capacity available on its lines of credit, subject to unencumbered asset requirements.

     In October 1997, the Operating Partnership obtained a variable rate, unsecured construction loan of $46.3 million to finance the construction of the 564-unit Courthouse Place property. The loan is recourse to the Operating Partnership, bears interest at LIBOR plus 130 basis point (6.93% at December 31, 1997), and matures in October 2000. The loan balance at December 31, 1997 was $5,536,000.


ITEM 3.   LEGAL PROCEEDINGS.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS.

     There is no established public trading market for the Units of the Operating Partnership. The Company's shares of Common Stock have been listed on the New York Stock Exchange ("NYSE") since June 24, 1994, trading under the symbol "SRW." Prior to that date, the Company's shares of Common Stock were not publicly traded.

     During the fourth quarter of 1997, the Operating Partnership issued Units (as set forth in the chart below) for the purpose of acquiring all or part of an ownership interest in a real estate property. The recipients of these Units have been the partners of partnerships owning such property, who have swapped their ownership interest for Units, cash, the assumption of debt, or some combination thereof. These Units are offered on a private placement basis, and the offerings are completed without an underwriter or the payment of sales commissions or discounts. The Operating Partnership believes that such offerings and sales were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act as the securities were issued to accredited investors or affiliates in transactions not involving a public offering.

                          UNREGISTERED UNIT ISSUANCES

            #
Issue    of Units                               Implied Unit
Date      Issued         Consideration             Value         Redeemable
-------  --------  --------------------------  --------------  --------------

10/97    464,667   Interest in 2000              $13,940,000   After one year
                   Commonwealth                ($30.000/Unit)
                   Apartments
10/97    450,000   Interest in Courthouse        $13,950,000   After one year
                   Place Apartments            ($31.000/Unit)
1/98     123,818   Interest in Tunlaw            $ 4,086,000   After one year
                   Park Apartments             ($33.000/Unit)
1/98     130,371   Interest in Tunlaw            $ 4,343,049   After one year
                   Gardens Apartments          ($33.313/Unit)

     On October 3, 1997, the Company issued 1,450,000 shares of Common Stock and 1,216,666 shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares") , $0.01 par value, liquidation preference of $28.50 per share, for a total of $76 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 1,450,000 common units and 1,216,666 Series B Preferred Units.

     The Operating Partnership amended the First Amended and Restated Limited Partnership Agreement of the Operating Partnership to designate and establish the rights and privileges of the Series B Preferred Units which include certain voting, distribution and liquidation preferences over the common unitholders, mirroring the rights of the Preferred Shareholders.

     Distributions on the Series B Preferred Units are cumulative and are payable quarterly at the greater of an annual rate of $2.02 per unit or the rate declared on the common units. No distributions will be declared or paid on any class of common or other junior units to the extent that distributions on Series B Preferred Units have not been declared and/or paid. The Operating Partnership, at its option, may redeem the Series B Preferred Units for Common Unit. The investor may convert the Series B Preferred Shares into Common Shares on a one-for-one basis subject to certain adjustments and limitations related to its ownership of Common Units.

     On December 2, 1997, the Company sold an additional 923,191 Series A Preferred Shares for $24.7 million, net of $0.3 million in offering costs. The net proceeds were contributed to the Operating Partnership in exchange for 923,191 Series A Preferred Units.

     In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, for $48.9 million, net of offering costs of $1.1 million. The net proceeds were contributed to the Operating Partnership in exchange for 500 Series C
Preferred Units. The Operating Partnership amended the First Amended and Restated Limited Partnership Agreement of the Operating Partnership to designate and establish the rights and privileges of the Series C Preferred Unitholders which include certain voting, distribution and liquidation preferences over the common unitholders, mirroring the rights of the Preferred Shareholders. The Series C Preferred Units have a liquidation preference of $100,000 per unit and an initial annual distribution rate of $7,910 per unit. If the securities receive an investment grade rating, the distribution will decrease by $250 per unit. Distributions are cumulative and are payable quarterly. The Operating Partnership may redeem Series C Preferred Units after February 1, 2028, at the liquidation price plus accrued distributions.

     The Operating Partnership believes that such offering and sale was exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act as the securities were issued to an affiliate in a transaction not involving a public offering.

     The following table sets forth the distributions made by the Operating Partnership with respect to each such period:

PERIOD                                   DISTRIBUTION PER UNIT
------                                   ---------------------

January 1, 1996, to March 31, 1996                      $0.490
April 1, 1996, to June 30, 1996                         $0.490
July 1, 1996, to September 30, 1996                     $0.505
October 1, 1996, to December 31, 1996                   $0.505

January 1, 1997, to March 31, 1997                      $0.505
April 1, 1997, to June 30, 1997                         $0.505
July 1, 1997, to September 30, 1997                     $0.520
October 1, 1997, to December 31, 1997                   $0.520

On March 2, 1998, the Operating Partnership had approximately 750 unitholders of record.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected financial and operating information on a historical basis for the Operating Partnership and the Predecessor (as hereinafter defined in the Notes to Consolidated Financial Statements). The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been derived from the financial statements of the Operating Partnership and the Predecessor audited by Arthur Andersen LLP, independent accountants.

Charles E. Smith Residential Realt L.P. and CES Group
SELECTED FINANCIAL DATA

                                                         Charles E. Smith Residential Realty L.P.            CES Group
                                                        -------------------------------------------  --------------------------
                                                                                         June 30,      January 1,
                                                             Year Ended December 31,     1994 to         1994      Year Ended
                                                        ------------------------------  December 31,  to June 29,  December 31,
(Dollars in Thousands, Except Per Unit Data)              1997       1996       1995        1994         1994         1993
---------------------------------------------------------------------------------------------------   --------------------------
OPERATING DATA
  Rental properties
    Revenues(1)                                         $200,104   $163,959   $143,464    $ 66,683      $63,496     $124,187
    Expenses                                             104,493     89,156     78,514      36,571       36,039       70,681
  Equity in income of Property Service Businesses          7,597      7,846      6,868       3,785        2,798        7,098
  Corporate general & administrative expenses              6,563      5,255      4,768       2,089        1,550        3,137
  Interest income                                          1,063      1,029      1,424         825          970        1,940
  Interest expense                                        45,411     43,606     37,421      17,392       24,798       46,815
  Income/(loss) before extraordinary items                52,297     34,817     31,053      15,241      (10,700)      12,592
  Net income/(loss) of the Operating Partnership          52,210     34,817     31,053      15,241      (25,895)      14,691
                                                        -------------------------------------------   ----------------------------
  Earnings per common unit - basic                         $1.89      $1.59      $1.44       $0.72
  Earnings per common unit - diluted                       $1.88      $1.59      $1.44       $0.72

OTHER DATA

  FUNDS FROM OPERATIONS(2):

  Net income                                            $ 52,210   $ 34,817   $ 31,053    $ 15,241
  Plus
    Depreciation and amortization of rental property      20,666     17,931     16,258       7,738
    Extraordinary item - loss on extinguishment of debt       87          -          -           -
                                                        -------------------------------------------
  Funds from Operations                                 $ 72,963   $ 52,748   $ 47,311    $ 22,979
                                                        ===========================================

  Net cash flows provided by (used in)
    Operating activities                                $ 75,223   $ 50,958   $ 54,283    $ 19,877
    Investing activities                                (196,924)   (72,742)   (68,495)    (26,666)
    Financing activities                                 117,803     16,204      5,340      25,139

    Cash dividends per unit                             $  2.035   $  1.975   $  1.915    $  0.480

    Average residential occupancy rate(3)                   96.4%      97.0%      97.2%       97.8%                     97.8%
    Number of apartment units - core portfolio(3)         14,198     12,462     11,834      11,834                    11,834
    Number of apartment units - total portfolio           18,236     15,200     14,198      12,462                    11,834

BALANCE SHEET DATA
    Rental properties, net(4)                           $804,323   $470,093   $414,490    $315,213                  $295,544
    Total assets                                         865,506    522,211    469,322     391,189                   357,861
    Loans(5)                                             610,971    546,544    483,177     404,971                   551,550
    Other Limited Partners' Interest at redemption
      value(6)                                           502,719    351,873    288,663     310,247                         -
    Partner's Equity
        General Partner's General and Limited
          Partnership Interest(6)                       (264,369)  (389,252)  (320,286)   (347,767)                 (216,006)


                    [FOOTNOTES TO SELECTED FINANCIAL DATA]

1. Includes revenues from the retail properties of $10,645 in 1997, $10,176 in 1996, $10,418 in 1995, $8,990 in 1994 and $8,048 in 1993.

2. Funds from Operations (FFO) is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, and distributions in excess of earnings allocated to Minority Interest, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to cash flow as a measure of liquidity or ability to make distributions. The Operating Partnership considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Operating Partnership's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

3. Average occupancy is defined as gross potential rent for the core portfolio less vacancy allowance divided by gross potential rent for the period, expressed as percentage.

4. At the formation of the Operating Partnership, all rental properties were recorded at predecessor partners' historical cost basis which is significantly less than current value and, therefore, results in dilution of partners' book value. Partners' equity as of December 31, 1997, 1996, 1995 and 1994 is net of $(244,208) contribution by Predecessors of assets at historical cost, net of liabilities.

5.   Represents mortgage loans, lines of credit and construction loans.

6. Limited partnership units of the Other Limited Partners may be redeemed at the unitholder's discretion. Consequently, the Other Limited Partners' Interest, measured at redemption value, is not included in partner's equity. Partner's equity has been adjusted to reflect the redemption value of Other Limited Partners' Interest. (See footnote 15 to the financial statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


BACKGROUND

     The following discussion compares historical results of operations for the years ended December 31, 1997 and 1996 as well as the years ended December 31, 1996 and 1995. The discussion should be read in conjunction with the "Selected Financial Data," and the financial statements and notes thereto included elsewhere in this annual report.

THE OPERATING PARTNERSHIP

     The Operating Partnership is engaged primarily in the acquisition, development, management and operation of multifamily properties. Together with its subsidiaries, the Operating Partnership is a fully integrated real estate organization with in-house acquisition, development, financing, marketing, leasing and property management expertise.

     On June 30, 1994, Charles E. Smith Residential Realty, Inc. (the "Company") made a $201.4 million capital contribution to the Operating Partnership for a 1% general partnership interest and a 41.7% limited partnership interest in the Operating Partnership. The Company is the sole general partner of the Operating Partnership.

     As of December 31, 1997, the Operating Partnership and its subsidiaries, owned 45 operating multifamily properties, three multifamily properties under construction and two retail shopping centers (collectively, the "Properties"). Two of the properties are located in Chicago, Illinois and one is located in Boston, Massachusetts; all other properties are located in the Washington, D.C. metropolitan area. The operating multifamily properties consist of the following:

                                                Number of
                                           -----------------
                      Type                 Properties  Units
              ----------------------       ----------  ------

              Core Portfolio
                 High-Rise/Mid-Rise            22   7,519
                 Garden                        14   6,679
                                               --  ------
                                               36  14,198
                                               --  ------
              Acquisitions
                 High-Rise                      8   3,776
                 Garden                         1     262
                                               --  ------
                                                9   4,038
                                               --  ------

                                               45  18,236
                                               ==  ======

    The Operating Partnership's two free standing retail properties are enclosed malls containing a total of approximately 436,000 square feet of retail space.

    Additionally, the Operating Partnership owned substantially all the equity in the following entities (collectively, the "Property Service Businesses") which provide a range of services to the owned Properties, essentially at cost (including overhead), and for a fee to other properties including commercial office partnerships which have Messrs. Smith and Kogod as the general partners ("Affiliates"):

    . Multifamily and Retail Property Management Services provides property management and leasing services to multifamily and retail properties.

    . Interior Construction and Renovation Services provides construction and project management services for capital improvement and tenant renovation projects of office, retail and residential properties.

    . Engineering and Technical Services provides on-site building systems operations and maintenance; engineering and technical consulting; automated environmental monitoring and controls; repair and replacement of mechanical/electrical systems; and facilities management services.

    . Financing Services provides negotiation, administration and execution of debt refinancing including sourcing funding alternatives, soliciting prospective lenders, monitoring, analyzing and negotiating changes in loan status and/or structure, and requirements of lenders.

RENTAL PROPERTIES

    Revenue, expenses and income from the multifamily and retail properties were as follows (in thousands):

Year Ended December 31,                                       1997       1996       1995
----------------------------------------------------------  ---------  ---------  ---------
Multifamily Properties - Core/(1)/
  Revenues                                                  $153,438   $148,202   $133,046
  Expenses                                                   (65,360)   (65,109)   (58,809)
                                                             -------    -------    -------
  Income before depreciation                                $ 88,078   $ 83,093   $ 74,237
                                                            ========   ========   ========
Multifamily Properties -
 Acquisitions & Development
  Revenues                                                  $ 36,021   $  5,581   $      -
  Expenses                                                   (14,834)    (2,549)         -
                                                            --------   --------   --------
  Income before depreciation                                $ 21,187   $  3,032   $      -
                                                            ========   ========   ========
Retail Properties
  Revenues                                                  $ 10,645   $ 10,176   $ 10,418
  Expenses                                                    (3,633)    (3,567)    (3,447)
                                                            --------   --------   --------
  Income before depreciation                                $  7,012   $  6,609   $  6,971
                                                            ========   ========   ========
Total Rental Properties
  Revenues                                                  $200,104   $163,959   $143,464
  Expenses                                                   (83,827)   (71,225)   (62,256)
  Depreciation                                               (20,666)   (17,931)   (16,258)
                                                            --------   --------   --------
Income from Rental Properties                               $ 95,611   $ 74,803   $ 64,950
                                                            ========   ========   ========
/(1)/ "Core" represents properties owned as of December 31, 1995.

OCCUPANCY RATES

  Average occupancy of the Operating Partnership's core multifamily properties compares favorably with the Washington, D.C. metropolitan area market-wide average occupancy, based on annual surveys of approximately 80% of comparable investment grade apartment properties conducted by The REIS Reports, Inc. as follows:

                              Occupancy Percent
                ------------------------------------------
                Operating Partnership   Washington DC Area
                ---------------------   ------------------
        1997           96.4%                   96.4%
        1996           97.0%                   96.5%
        1995           97.2%                   95.9%


  The decreases in occupancy in 1997 and 1996 are consistent with the Operating Partnership's aggressive efforts to maximize apartment rents including various revenue initiatives such as non-refundable move-in fees. Also, it is important to note that market data from The REIS Reports,

Inc. is determined on a physical occupancy basis, whereas the Operating Partnership's occupancy data is calculated on an economic basis. Physical occupancy data commonly yields a slightly higher percentage than economic occupancy because apartment units are considered physically rented when a rental applicant's deposit is received, a point in time generally prior to the actual rent commencement date used in computing economic occupancy.

RENTAL REVENUE

  Average revenue per apartment unit for the Operating Partnership's core multifamily properties increased approximately 3.5% in 1997 as compared with 1996, and 3.4% in 1996 (based on properties owned as of December 31, 1994) as compared with 1995.

  A schedule of portfolio statistics follows:

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
    Residential  Portfolio  Statistics for the Year Ended December 31, 1997

                                                              Number of  Average   Monthly    Average
                                          Property    Year    Apartment  Sq. Ft.   Revenue   Economic
Property Type/Property Name                 Type      Built     Units    Per Unit  Per Unit  Occupancy
---------------------------------------  ---------  --------  ----------  --------  --------  ---------
Core Residential Portfolio

 NW Washington, D.C.
  Albemarle                              High-rise    1959         235       1,097   $1,161     98.8%
  Calvert-Woodley                        High-rise    1954         136       1,001    1,090     99.1%
  Cleveland House                        High-rise    1955         216         894    1,057     98.7%
  Connecticut Heights                    High-rise  1920s/74       519         536      835     96.2%
  Corcoran House                         High-rise    1961         138         464      786     99.3%
  Statesman                              High-rise    1961         281         593      773     98.9%
  2501 Porter Street                     High-rise    1988         202         760    1,390     97.7%
                                                                ------    --------   ------     ----
                                                                 1,727         723      978     98.0%
Crystal City
  The Bennington                         High-rise    1982         348         804    1,015     96.0%
  Crystal House I                        High-rise    1964         426         917      974     96.2%
  Crystal House II                       High-rise    1965         402         938      955     96.5%
  Crystal Square                         High-rise   1973/75       378       1,121    1,116     97.9%
  Crystal Place                          High-rise    1987         180         894    1,264     98.0%
  Gateway Place                          High-rise    1987         162         826    1,541     89.1%
  Water Park Towers                      High-rise   1988/89       360         881    1,434     96.6%
                                                                ------    --------   ------     ----
                                                                 2,256         923    1,138     96.2%
Other NE & SE Washington, D.C.
  Car Barn                               Garden      1981/87       196       1,311      832     97.3%
  Fort Chaplin                           Garden      1963/65       549         983      636     97.7%
  Marbury Plaza                          High-rise    1966         672         997      635     96.5%
  Oxford Manor                           Garden       1968         227       1,005      594     95.0%
                                                                ------    --------   ------     ----
                                                                 1,644       1,031      653     96.8%
Other Northern Virginia -
 Inside Beltway
  Berkeley                               Mid-rise     1960         138         891      719     97.8%
  Boulevard of Old Town III              Garden       1941         159         603      816     97.5%
  Columbia Crossing                      Garden      1990/91       247         976    1,046     92.3%
  Columbian Stratford                    Mid-rise     1959         227         942      732     96.7%
  Concord Village                        Garden       1968         531       1,025      776     94.2%
  Courthouse Plaza                       High-rise   1988/90       396         772    1,179     97.6%
  Executives                             Mid-rise    1959/61       711         877      755     95.9%
  Newport Village                        Garden      1969/71       937       1,115      880     97.4%
  Orleans Village                        Garden      1965/67       851       1,061      806     95.9%
  Patriot Village                        Garden      1973/77     1,065       1,162      872     96.2%
  Skyline Towers                         High-rise   1970/72       940       1,221      970     96.5%
  Windsor Towers                         Mid-rise     1965         280       1,025      783     97.6%
                                                                ------    --------   ------     ----
                                                                 6,482       1,044      870     96.2%
Other Northern Virginia -
 Outside Beltway
  Bedford Village                        Garden       1967         752       1,070      869     94.5%
  Oakwood                                Garden       1980         218         968    1,021     97.6%
  Potomac View                           Garden       1978         192         965      738     97.5%
  Westerly at Worldgate                  Garden       1995         320         921    1,057     93.8%
                                                                ------    --------   ------     ----
                                                                 1,482       1,009      915     95.1%
Suburban Maryland
  The Manor                              Garden       1969         435         999      746     96.2%
  Suburban Tower                         High-rise    1960         172         677      803     97.4%
                                                                ------    --------   ------     ----
    Subtotal/Average                                               607         908      762     96.6%
                                                                ------    --------   ------     ----
     Subtotal/Average                                           14,198         975      901     96.4%

Acquisition Portfolio
  Charter Oak (other No.Va.-outside
   Beltway)                              Garden       1970         262       1,097      918     97.7%
  Van Ness South (NW
   Washington, D.C.)                     High-rise    1970         625         956    1,032     97.9%
   1841 Columbia Road (N.W.
   Wash., D.C.)                          High-rise    1923         115         634      621     97.5%
  The Kenmore (NW Washington, D.C.)      High-rise    1950         376         725      N/A      N/A
  Crystal Plaza (Crystal City)           High-rise    1967         540       1,129      N/A      N/A
  Crystal Towers (Crystal City)          High-rise    1967         912       1,107      N/A      N/A
  Lincoln Towers (other No.Va.-inside
   Beltway)                              High-rise    1992         714         879      N/A      N/A
  2000 Commonwealth
   (Boston, MA)                          High-rise    1986         188         878      N/A      N/A
  One East Delaware
   (Chicago, IL)                         High-rise    1989         306         704      N/A      N/A
                                                                ------    --------   ------     ----
    Sub-Total/Average                                            4,038         706      955     97.8%
                                                                ------    --------   ------     ----

All Residential Properties                                      18,236         915   $  904     96.5%
                                                                ======    ========   ======     ====

PROPERTY SERVICE BUSINESSES

  Revenues, expenses and income from the various Property Service Businesses were as follows (in thousands):

                                      Year Ended December 31,
                                   -------------------------------
                                     1997        1996       1995
                                   --------    --------   --------
Multifamily and Retail Property
  Management Services
  Revenues                         $ 10,546    $ 11,465   $  9,672
  Expenses                           (9,756)     (9,169)    (7,664)
                                   --------    --------   --------
  Income before depreciation       $    790    $  2,296   $  2,008
                                   ========    ========   ========

Interior Construction and
 Renovation Services
  Net fee revenues                 $  6,614    $  5,650   $  5,901
  Expenses                           (5,547)     (4,670)    (4,795)
                                   --------    --------   --------
  Income before depreciation       $  1,067    $    980   $  1,106
                                   ========    ========   ========

Engineering and Technical
 Services (including
 reimbursed costs) Revenues        $ 50,597    $ 42,179   $ 40,186
  Expenses                          (46,759)    (38,516)   (36,701)
                                   --------    --------   --------
Income before depreciation         $  3,838    $  3,663   $  3,485
                                   ========    ========   ========

Financing Services
  Revenues                         $  3,798    $  2,640   $  3,018
  Expenses                             (670)       (687)    (1,439)
                                   --------    --------   --------
  Income before
   depreciation                    $  3,128    $  1,953   $  1,579
                                   ========    ========   ========

Total Property Service
 Businesses
  Revenues                         $ 71,555    $ 61,934   $ 58,777
  Expenses                          (62,732)    (53,042)   (50,599)
                                   --------    --------   --------
  Income before
   depreciation                       8,823       8,892      8,178
  Depreciation                       (1,226)     (1,046)    (1,310)
                                   --------    --------   --------
Income from Property
  Service Businesses               $  7,597    $  7,846   $  6,868
                                   ========    ========   ========


  Multifamily and Retail Property Management Services provide management services to the Operating Partnership at cost plus 5% in accordance with the management agreement. In addition to 46 owned Properties (Multifamily and Retail), management services were also provided to 14 third-party owned multifamily properties of approximately 3,800 apartment units and to three third-party owned retail properties of approximately 293,000 square feet. Of the 17 third-party management agreements, twelve are with Affiliates and five are with unaffiliated property owners. Two of the multifamily management agreements were terminated in January 1998 when the Operating Partnership acquired the properties. The management agreements with Affiliates are for initial terms of three years or more while the management agreements with unaffiliated owners generally have one-year terms. The average term for which the Operating Partnership and its Predecessors have managed these properties is 20 years.

  Interior Construction and Renovation Services provided oversight to approximately $66 million of gross construction activity in 1997 compared to approximately $58 million in 1996 and $45 million in 1995. Services are provided to the Operating Partnership at cost and to Affiliates and third parties at cost plus a fee.

  Engineering and Technical Services provides on-site building systems operations, maintenance and inspection to the Operating Partnership and Affiliates at cost and to third parties at cost plus a fee. Services were provided to approximately 30 million square feet of facilities in 1997 and 28 million square feet in 1996 and 1995.

  Financing Services performed $489 million of refinancings in 1997 compared to $242 million in 1996 and $261 million in 1995.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997

COMPARISON TO YEAR ENDED DECEMBER 31, 1996

  SUMMARY. Net income of the Operating Partnership increased 50.0%, or $17.4 million, from $34.8 million for the year ended December 31, 1996 to $52.2 million for the year ended December 31, 1997. Funds from Operations ("FFO") of the Operating Partnership increased $20.2 million, or 38.3% during the same period. The increase in both net income and FFO is due to increases in income from the rental properties, primarily the multifamily acquisition and development properties. These increases were partially offset by higher interest and other expenses related to acquisitions and development.

  RENTAL PROPERTIES. Revenue from rental properties increased $36.1 million, or 22.0%, from $164.0 million for 1996 to $200.1 million for 1997. The nine multifamily acquisition properties, consisting of 4,038 apartment units, contributed $30.4 million, or 84.2% of the rental revenue increase. This growth was primarily due to the fact that six of the nine properties, or 3,036 units, were acquired during 1997. The core portfolio contributed an increase of $5.2 million, or 3.5%, over 1996 while revenue from the retail properties increased $0.5 million over 1996.

  Average monthly revenue per apartment unit of the core portfolio increased from $870 in 1996 to $901 per month during 1997. Average economic occupancy decreased to 96.4% in 1997 from 96.9% in 1996. The decrease in occupancy was not unexpected given continued efforts by management in 1997 to lead the market in terms of rent increases as well as further growth of revenue-enhancing initiatives such as the premium for month-to-month leases and the charging of a non-refundable move-in fee in lieu of security deposits. The Operating Partnership also continues to expand and aggressively market its furnished apartment program. As a result, revenues from this program increased $0.5 million, or 34.9%, over the prior year period.

  Retail revenues increased by $0.5 million, or 4.6%, during 1997 compared to the prior year due primarily to rent increases and improved vacancy at Skyline Mall. Average occupancy at Skyline Mall increased from 95.1% in 1996 to 97.2% in 1997. In addition, 1997 reflects a full year of retail revenue related to a 1996 multifamily property acquisition which also contained retail space.

  In December 1997, Messrs. Smith and Kogod sold their health club facilities which lease retail space from the Operating Partnership. In conjunction with that sale, the Operating Partnership agreed to restructure the leases by reducing base rent on the Worldgate lease and extending the terms on both leases by ten years, through 2025, in exchange for a $2.3 million cash payment which will be amortized over the lives of the revised leases. The Operating Partnership used the funds to retire 65,000 Operating Partnership units.

  Expenses from rental properties (including depreciation) increased $15.3 million, or 17.2%, from $89.2 million in 1996 to $104.5 million in 1997. The increases resulted primarily from the acquisition of 4,038 apartment units subsequent to December 31, 1995 which added $12.3 million in property operating expenses compared to the prior year. The increase of $2.7 million in depreciation expense for 1997 is primarily due to the impact of 1996 and 1997 acquisitions. The increase of $0.3 million, or 0.4%, in property operating expenses for the core portfolio was primarily due to expected increases in payroll and related costs, partially offset by savings from management restructuring and the outsourcing of janitorial services.

  Operating margins of the Operating Partnership's core portfolio of approximately 57% and 56% for the years ended December 31, 1997 and 1996, respectively, are generally lower in comparison to industry averages due primarily to its method of recovering utility costs. The Operating Partnership's apartment rents, for the most part, include utility services such as electricity and gas since the Operating Partnership bears utility costs. The majority of the Operating Partnership's competitors, however, require their tenants to pay utilities directly. Management estimates that the Operating Partnership's operating margins would be approximately 60% on a comparable basis.

  PROPERTY SERVICE BUSINESSES. Income from the Property Service Businesses decreased $0.2 million, or 3.2%, during 1997 compared to 1996.

  Income before depreciation for Multifamily and Retail Property Management Services decreased $1.5 million, or 65.6%, primarily due to a non-recurring fee of $0.6 million earned in 1996 in connection with the termination of a management agreement with a hotel owned by a related party. In addition, revenue decreased by an additional $0.9 million due to the February 1997 acquisition of two properties previously managed by the Operating Partnership's.

  Income before depreciation for Interior Construction and Renovation Services increased $0.1 million, or 8.9%, due to an increase of $1.0 million in net fee revenue offset by an increase of $0.9 million in related expenses.

  Revenue from Engineering and Technical Services increased 20.0%, or $8.4 million, in 1997 with a corresponding increase of $8.2 million in expenses compared to 1996 due primarily to additional HVAC systems operations and preventative maintenance contracts obtained throughout 1997. Due to start-up costs on the new contracts, operating margins during 1997 were lower than 1996. Consequently, income before depreciation for Engineering and Technical Services increased a moderate 4.8% to $3.8 million for 1997 compared to $3.7 million in 1996.

  Income before depreciation for Financing Services increased $1.2 million, or 60.2%, due primarily to fees earned on an unusually high level of refinancings performed during the fourth quarter of 1997. Such refinancings were related to the roll-up of Affiliated commercial properties into a single partnership. In conjunction with the roll-up, Financing Services personnel transferred to the new entity, Charles E. Smith Commercial Realty L.P.("CESCR"). The Operating Partnership entered into agreements through December 31, 1998 to provide Financing Services for certain properties owned and certain properties to be acquired by CESCR. Services will be provided utilizing CESCR personnel on a negotiated cost basis. The Operating Partnership will separately negotiate revenue and cost sharing agreements for Financing Services it may provide, if any, to properties managed but not owned by CESCR.

  OTHER. Corporate general and administrative expenses increased by $1.3 million, or 24.9%, due primarily to additional personnel added during the year to expand the Operating Partnership's acquisition and development program outside of the Washington, D.C. metropolitan area to other U.S. cities with strong urban multifamily markets. Interest expense increased by $1.8 million, or 4.1%, primarily due to assumed debt on acquisitions of multifamily properties.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996

COMPARISON TO YEAR ENDED DECEMBER 31, 1995

  SUMMARY. Net income of the Operating Partnership increased 12.1%, or $3.8 million, from $31.1 million for the year ended December 31, 1995 to $34.8 million for the year ended

December 31, 1996. Funds from Operations of the Operating Partnership increased $5.4 million, or 11.5%, during the same period. The increase in both net income and FFO is due to increases in income from the rental properties, primarily the multifamily acquisition and development properties, as well as increased income from the Property Service Businesses. These increases were partially offset by an increase in interest expense related to multifamily acquisitions and development.

  RENTAL PROPERTIES. Revenue from rental properties increased $20.5 million, or 14.3%, from $143.5 million for 1995 to $164.0 million for 1996. The three multifamily acquisition properties, consisting of 1,002 apartment units (note that five properties purchased and one property constructed in 1995 totaling 1,736 apartment units were transferred into the core portfolio on January 1,
1997), contributed $5.6 million of the rental revenue increase. The core portfolio contributed an increase of $15.2 million over 1995 (which includes $10.8 million impact of transferring the six properties to core on January 1,
1997), offset by a $0.2 million decrease in revenue from the retail properties.

  Average monthly revenue per apartment unit of the core portfolio (based on properties owned as of December 31, 1994) increased 3.4% from $854 in 1995 to $883 per month during 1996. Average economic occupancy decreased slightly to 97.0% in 1996 from 97.2% in 1995. The decrease in occupancy was not unexpected given the aggressive efforts initiated by management to increase rents as well as the implementation during the third quarter of 1996 of several revenue-enhancing initiatives, including a premium for month-to-month leases and the charging of a non-refundable move-in fee in lieu of security deposits.

  Retail revenues decreased by $0.2 million, or 2.3%, during the year ended December 31, 1996 compared to the prior year due to lower base and percentage rents as well as higher vacancy at Skyline Mall. Average occupancy at Skyline Mall declined from 97.3% in 1995 to 95.1% in 1996 due to several stores remaining vacant during the last six months of 1996. In addition, repairs and maintenance expenses were higher in 1996 than in 1995.

  Expenses from rental properties (including depreciation) increased $10.7 million, or 13.6%, from $78.5 million in 1995 to $89.2 million in 1996. The increases resulted primarily from the acquisition/development of 2,738 apartment units subsequent to December 31, 1994 which added $9.0 million in property operating expenses compared to the prior year. The increase of $6.3 million in operating expenses for the core portfolio (which includes $3.6 million impact of transferring the six properties to core on January 1, 1997) was primarily due to expected increases in payroll and related costs, increased repairs and maintenance costs and increased snow removal costs caused by the record snowfall in the first quarter of 1996. In addition, real estate taxes were significantly higher in 1996 primarily in the Virginia submarkets which constitute the majority of the portfolio. Assessments averaged 5.5% higher in 1996 than in 1995 for the Virginia properties while local property tax rates for Arlington and Fairfax counties increased by 2.1% and 5.9%, respectively. The substantial increase in utility costs during the first quarter of 1996 was mostly offset in the third quarter by an unseasonably cool summer.

  PROPERTY SERVICE BUSINESSES. Income from the Property Service Businesses increased $1.0 million, or 14.2%, during 1996 compared to 1995.

  Income before depreciation for Multifamily and Retail Property Management Services increased $0.3 million, or 14.3%, resulting primarily from the impact of a non-recurring fee of $0.6 million related to the termination of a management agreement with a hotel owned by a related party. The hotel was sold during the first quarter of 1996. In addition, retail leasing income increased by approximately $0.2 million due primarily to retail leases for a third party development project. These increases were offset by approximately $0.5 million of increased marketing expenditures for furnished corporate apartments, Smith Advantage, and other tenant services. Also, although income from residential management services increased approximately $0.2 million due to the growth in the size of the portfolio, the increase was offset by the cost of severance and other benefits related to a late 1996 management reorganization in this group.

  Income before depreciation for Interior Construction and Renovation Services decreased $0.1 million, or 11.4%, due primarily to a 4.3% decrease in net fee revenue caused by a shift to lower margin, third-party construction management services compared to higher margin general contracting services provided to Affiliates. The decrease in revenues was partially offset by a 2.6% decrease in operating expenses resulting primarily from worker's compensation insurance savings due to favorable claims experience.

  Revenue from Engineering and Technical Services increased 5.0%, or $2.0 million, in 1996 to $42.2 million compared to 1995 due primarily to additional HVAC systems operations and preventative maintenance contracts obtained in late 1995 and throughout 1996. As a result of the growth in revenue, expenses increased by $1.8 million, or 4.9%, due primarily to additional payroll and related benefit costs associated with performing the additional work as well as increased information technology costs. Consequently, income before depreciation for Engineering and Technical Services increased 5.1% to $3.7 million for 1996 compared to $3.5 million in 1995.

  Income before depreciation for Financing Services increased $0.4 million, or 23.7%,due primarily to savings in payroll and related expenses during the latter half of 1996. These savings were partially offset by reduced revenue associated with the $19 million decrease in refinancings performed in 1996 compared to 1995.

     OTHER. Corporate general and administrative expenses increased by $0.5 million, or 10.2%, due primarily to costs incurred in connection with the Operating Partnership's acquisition and development efforts including write-offs of capitalized costs for terminated acquisition efforts. Interest expense increased by $6.2 million, or 16.5%, due to the assumption of debt and additional borrowings under the lines of credit related to the acquisition and development of multifamily properties.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY

  Net cash flow provided by operating activities was $75.2 million for 1997 compared to $51.0 million for 1996. The increase of $24.2 million was primarily due to higher cash flow contributed by the acquisition portfolio as well as core revenue growth. Although the acquisition portfolio also increased accounts payable, the cash flows were offset by related increases in receivables.

  Net cash flow used by the Operating Partnership for investing activities increased $124.2 million in 1997, from $72.7 million in 1996 to $196.9 million in 1997 due to the substantial increase in acquisition volume during the year as well as increased capital expenditures.

  Net cash flow provided by financing activities was $117.8 million in 1997 compared to $16.2 million in 1996. The Operating Partnership significantly deleveraged in 1997 through issuance of equity in order to finance increased acquisition and development activities. Approximately $203 million was raised in 1997 through sales of common and preferred equity with net repayments of debt of approximately $29 million. In 1997, the Operating Partnership paid distributions of $53.5 million, or $2.035 per unit representing three quarters of distributions at $.505 per unit and one quarter at $.52, a 3.0% increase.

EQUITY ACTIVITY

  During the first quarter of 1997, the Company issued 3.1 million shares of common stock in an equity offering at $28.375 per share resulting in proceeds of $82.9 million, net of underwriting discounts and other expenses totaling $5.2 million. The Company used the net proceeds from the offering to purchase 3.1 million limited partnership units of the Operating Partnership. The Operating Partnership used the resulting proceeds to repay $72.1 million on the line of credit and $9.0 million of mortgage debt and to fund three property acquisitions.

  In May 1997, the Company entered into an agreement with a private investor to sell 2.6 million shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Shares") for $71.5 million no later than May 14, 1998. On June 30, 1997, the Company issued 0.7 million shares of Series A Preferred Shares at $27.08 per share resulting in proceeds of $19.8 million, net of underwriting discounts and other expenses totaling $0.2 million. In December 1997, the Company issued 0.9 million shares of Series A Preferred Shares at $27.08 per share resulting in proceeds of $24.7 million, net of expenses of $0.3 million. The net proceeds of both issuances were contributed to the Operating Partnership in exchange for 1.6 million Series A Preferred Units. The Operating Partnership used the proceeds to repay a portion of the line of credit.

  In October 1997, the Company sold 1.45 million shares of common stock and 1.22 million shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares") to a private investor for $76 million. The net proceeds were contributed to the Operating Partnership in exchange for 1.45 million common units and 1.22 million Series B Preferred Units. The Operating Partnership used the proceeds to fund an acquisition.

  During 1997, the Operating Partnership issued approximately 2.1 million Operating Partnership units valued at $61.1 million in connection with property acquisitions.

  In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares") for $48.9 million, net of offering costs of $1.1 million. The Company contributed the net proceeds to the Operating Partnership in exchange for 500 shares of Series C Preferred Units. The Series C Preferred Units have a liquidation preference of $100,000 per unit and an initial annual distribution rate of $7,910 per unit. If the securities receive an investment grade rating, the distribution rate will decrease by $250 per unit. The Operating Partnership used the proceeds to repay outstanding amounts under its lines of credit.

FUNDS FROM OPERATIONS

  FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, and distributions in excess of earnings allocated to Minority Interest, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to cash flow as a measure of liquidity or ability to make distributions. The Operating Partnership considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Operating Partnership's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

  The Operating Partnership's FFO for the years ended December 31, 1997, 1996 and 1995 was as follows (in thousands):



                                  Year Ended December 31,
                                 -------------------------
                                  1997     1996     1995
                                 -------  -------  -------

Net Income                       $52,210  $34,817  $31,053

Depreciation of Real Property     20,666   17,931   16,258

Extraordinary item - Loss on
Debt Extinguishment                   87        -        -
                                 -------  -------  -------

Funds from Operations            $72,963  $52,748  $47,311
                                 =======  =======  =======

ACQUISITIONS

  The Operating Partnership acquired the following operating properties during 1997 and 1996:

                                       Total Cost (Dollars in Thousands)
                                      -----------------------------------
                                                1997      1996
                                               --------  --------
 Acquisitions
   262-unit garden apartment                   $      -  $14,200
   47-unit garden apartment                           -    2,800
   625-unit high-rise apartment                       -   41,800
   115-unit high-rise apartment                       -    5,300
   376-unit high-rise apartment                  16,300        -
   540-unit high-rise apartment                  43,000        -
   912-unit high-rise apartment                  69,800        -
   714-unit high-rise apartment                  88,900        -
   306-unit high-rise apartment                  43,100        -
   188-unit high-rise apartment                  27,500        -
                                               --------  -------
                                               $288,600  $64,100
                                               ========  =======


  In January 1998, the Operating Partnership completed the acquisition of two multifamily properties in northwest Washington, D.C. totaling 287 apartment units. The total cost of approximately $12.1 million was comprised of $3.3 million cash and 254,000 Operating Partnership units valued at approximately $8.8 million. The Operating Partnership previously owned a 20% interest in one of the properties, and both properties were previously managed by the Operating Partnership. The Operating Partnership also finalized a contract to purchase in the second quarter of 1998 a 299-unit multifamily property located in the Crystal City submarket of Arlington, Virginia. The purchase price of $39 million is expected to be funded from the line of credit.

DEVELOPMENT

  Springfield Station. The Operating Partnership purchased for $9.1 million approximately 17 acres of land and is nearing completion on the first phase of construction of an estimated 630-unit mid-rise and garden apartment property in Springfield, Virginia. The site is located adjacent to a new Metrorail and commuter rail station and a regional shopping mall and offers convenient access to major transportation routes. Total cost is expected to be approximately $60 million with final delivery in mid-1999.

  Courthouse Place. On October 8, 1997, the Operating Partnership acquired a 564-unit, luxury high rise property under construction in Arlington, Virginia for $17.5 million consisting of $3.6 million cash and approximately 450,000 Operating Partnership units valued at $13.9 million. Total expected project cost is approximately $65 million. The balance of construction cost will be funded through a construction loan secured in October 1997 at LIBOR plus 130 basis points which matures in October 2000. The balance outstanding at December 31, 1997 is $5.5 million. Management expects to initially deliver apartment units in October 1998, with completion in the fall of 1999.

  One Superior Place. During the fourth quarter of 1997, the Operating Partnership began construction of a 52-story, 809-unit luxury high rise apartment and commercial center in downtown Chicago. The $112 million project, which is expected to be funded through a construction loan, will also include a new Whole Foods supermarket and other tenants in its 52,000 square feet of commercial space. Management expects to initially deliver units in September 1999 with completion in mid-2000.

  Numerous other acquisition and development projects are being pursued by the Operating Partnership. The Operating Partnership anticipates meeting the related funding requirements through draws on its lines of credit, long-term borrowings and public or private issuances of equity, including Operating Partnership unit exchanges.

DEBT

  As of December 31, 1997, the Operating Partnership had the following mortgage indebtedness and other borrowings carrying a weighted average interest rate of 7.71% and collateralized by 44 of the 50 Properties:

                                      Dollars in
                                      Thousands    Percent of Total
                                      ----------   ----------------
Fixed rate debt:
    Mortgages                           $479,072         78.4%
    $83M Acquisition Line of Credit       30,000          4.9%
Variable rate debt:
    Mortgages                             21,363          3.5%
    $100M Acquisition Line of Credit      75,000         12.3%
    Construction loan                      5,536          0.9%
                                        --------        -----
                                        $610,971        100.0%
                                        ========        =====


  As of December 31, 1997, the Operating Partnership's Debt to Total Market Capitalization Ratio was 35.0% (based on 29.1 million common units and 2.9 million preferred units outstanding at the Company's stock price of $35.50) versus 45.9% at December 31, 1996. The decreases are attributable to the 1997 common and preferred equity sales, acquisitions funded via Operating Partnership unit exchanges, and an increasing stock price of the Company. The Operating Partnership's Interest Coverage Ratios for the years ended December 31, 1997 and 1996 were 2.78:1 and 2.38:1, respectively.

  Principal payments on outstanding debt are due in the following years (in millions):

             1998          $ 21.4
             1999           113.4
             2000            80.5
             2001           125.2
             2002               -
             Thereafter     270.5
                           ------
                           $611.0
                           ======


     At December 31, 1997, the Operating Partnership had $78 million of unused borrowing capacity available on lines of credit and $26.5 million available under its convertible preferred stock agreement. Amounts outstanding under lines of credit averaged $80.1 million and $86.6 million for the years ended December 31, 1997 and 1996, respectively.

    The Operating Partnership anticipates meeting principal repayment requirements through long-term borrowings, public or private issuances of debt securities or public or private equity offerings.

    In February 1998, the Operating Partnership terminated its existing $100 million line of credit and entered into a new $250 million, unsecured line of credit with PNC Bank, Nations Bank, and U.S. Bank which matures in March 2001. Draws upon the new line are subject to certain unencumbered asset requirements and bear interest at a selected LIBOR rate plus 75 to 110 basis points based on the leverage ratio of the Operating Partnership. If the Operating Partnership receives an investment grade rating, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating. The Operating Partnership repaid the balance outstanding under the $100 million line and recognized an extraordinary loss of $0.3 million related to the extinguishment of such debt.

OTHER

    CAPITAL IMPROVEMENTS. In 1997, total capital improvements were $12.8 million, of which $10.3 million, or $727 per apartment unit, was for the core portfolio. Approximately 36% of the capital expenditures on the core portfolio are considered by management to be revenue generating or economic improvements, as shown below, which management believes directly affect the Operating Partnership's ability to increase rents. The remaining capital expenditures on the core portfolio indirectly influence the Operating Partnership's ability to increase rents and are considered non-revenue generating. A summary of core capital expenditures during 1997 follows:

                                   Total $      Actual # of    Average $ Per  Average $ Per
Expenditure Type                    Spent      Units Improved  Unit Improved    Core Unit
-----------------------------  --------------  --------------  -------------  -------------
                               (in thousands)

Installations/Replacements:
  Appliances                     $   831           1,291         $  644           $ 59
  Carpet                             703             653          1,077             50
  Security Gating                    322             711            453             23
  Other                              136             159            855              9
Renovations:
  Kitchen                            805             179          4,498             57
  Bath                               436             319          1,368             31
  Exercise Room                      495                                            34
                                 -------                                          ----

Total Revenue-Generating
 Improvements                      3,728                                           263

Non-Revenue Generating
 Improvements                      6,593                                           464
                                 -------                                          ----

Total Capital Expenditures
  - Core Portfolio               $10,321                                        $  727
                                 =======                                        ======


     INCOME TAXES. The Property Service Businesses are taxable corporations, and thus, pay Federal and state income taxes on their net income. Such taxes amounted to $ 0.4 million, $0.4 million and $0.6 million for 1997, 1996 and 1995.

     EFFECT OF INFLATION. Substantially all of the leases at the Multifamily Properties are for a term of one year or less, which enables the Operating Partnership to seek increased rents upon renewal or reletting of apartments. Retail tenant leases provide for pass-through of common area maintenance, real estate taxes and other operating costs to tenants, which reduces the impact of inflation.

     YEAR 2000. The Operating Partnership has conducted a comprehensive review of its internal computer systems and related software to identify issues related to year 2000 compliance. Accordingly, the Operating Partnership has determined that it has no material risks related to the ability of its hardware and software to recognize the year 2000 and beyond as valid dates. The Operating Partnership's primary financial and operational software programs are purchased from outside vendors who have generally resolved or are in the process of resolving year 2000 issues. The Operating Partnership is in the process of replacing one computer system, however, which is not currently year 2000 compliant at an estimated cost of approximately $1 million. The new system will be operational in early 1999 and the related cost will be depreciated over its estimated useful life. During 1998, the Operating Partnership will continue to monitor year 2000 issues (primarily using internal staff) including analysis of its secondary applications software and suppliers and review of its service providers for year 2000 compliance. The Operating Partnership does not expect any material adverse impact to its business operations from service providers' inability, if any, to become year 2000 compliant. Costs associated with the Operating Partnership's ongoing year 2000 compliance review and any necessary system or software modifications are expensed as incurred.


ITEM 7.A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

     None


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Consolidated Financial Statements on Page F-1 of this
     Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1998 (the "Proxy Statement"). Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company."

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the NYSE. To the best of the Company's knowledge, all required reports were timely filed during and with respect to the fiscal year ended December 31, 1997, except for the following reports which were filed late:
Wesley Denn Minami (Form 3); Steven E. Gulley (Form 3); Ernest Gerardi, Jr. (two transactions, one report); Charles B. Gill (one transaction, one report); Robert
P. Kogod (two transactions, one report); Alfred G. Neely (five transactions, two reports); Mandell J. Ourisman (one transaction, one report); Robert H. Smith (three transactions, one report); and Roger L. Weeks (one transaction, one report).

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

             All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

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

          3.3 Articles Supplementary to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit No. 3.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)
          3.4 Articles Supplementary of the Company for Classifying and Designating Series B Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 4.1 of the Operating Partnership's Report on Form 8-K dated October 3, 1997 and filed October 20, 1997)
          3.5 Certificate of Correction relating to Articles Supplementary for Series B Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 4.2 of the Operating Partnership's Report on Form 8-K dated October 3, 1997 and filed October 20, 1997)
          3.6 Articles Supplementary for Series C Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 3.5 in the Company's Registration Statement on Form S-3, File No. 333-17053)

         *4.1 Amended and Restated Articles of Incorporation of Charles E. Smith Residential Realty, Inc. (the "Company")
          4.2 Amended and Restated Bylaws of the Company (Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-3 (File No. 33-93986)
          4.3 Ninth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No. 4.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                1997)
          4.4 Tenth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership

       **10.1   Noncompetition Agreement by and among the Company, the Operating
                Partnership and Robert P. Kogod and Robert H. Smith
       **10.2   Registration Rights and Lock-up Agreement
       **10.3   Pledge Agreement
       **10.4   First Amended and Restated 1994 Employee Stock and Unit Option
                Plan
       **10.5   First Amended and Restated 1994 Employee Restricted Stock and
                Restricted Unit Plan
       **10.6   Non-Employee Directors Stock Option Plan
       **10.7   Subscription Agreement
       **10.8   Voting Stock Partnership Agreement for Smith Property
                Management Partnership
       **10.9   Voting Stock Partnership Agreement for Smith Management
                Construction Partnership
       **10.10  Voting Stock Partnership Agreement for Consolidated
                Engineering Services Partnership

       **10.11  Amended and Restated Articles of Incorporation of Smith
                Realty Company
        *10.12  By-Laws of Smith Property Management, Inc.
        *10.13  Articles of Incorporation of Smith Management Construction,
                Inc.
        *10.14  By-Laws of Smith Management Construction, Inc.
        *10.15  Articles of Incorporation of Consolidated Engineering
                Services, Inc.
        *10.16  By-Laws of Consolidated Engineering Services, Inc.
        *10.17  Certificate of Incorporation of Smith One, Inc.
        *10.18  By-Laws of Smith One, Inc.
       **10.19  Agreement of Limited Partnership of Smith Property Holdings
                One L.P.
       **10.20  Agreement of Limited Partnership of Smith Property Holdings
                One (D.C.) L.P.
        *10.21  Certificate of Incorporation of Smith Two, Inc.
        *10.22  By-Laws of Smith Two, Inc.
       **10.23  Agreement of Limited Partnership of Smith Property Holdings
                Two L.P.
       **10.24  Agreement of Limited Partnership of Smith Property Holdings
                Two (D.C.) L.P.
        *10.25  Certificate of Incorporation of Smith Three, Inc.
        *10.26  By-Laws of Smith Three, Inc.
       **10.27 Agreement of Limited Partnership of Smith Property Holdings Three L.P.
       **10.28 Agreement of Limited Partnership of Smith Property Holdings Three (D.C.) L.P.
        *10.29  Certificate of Incorporation of Smith Four, Inc.
        *10.30  By-Laws of Smith Four, Inc.
       **10.31  Agreement of Limited Partnership of Smith Property Holdings
                Four L.P.
       **10.32  Amended and Restated Certificate of Incorporation of Smith
                Five, Inc.
        *10.33  By-Laws of Smith Five, Inc.
       **10.34  Agreement of Limited Partnership of Smith Property Holdings
                Five (D.C.) L.P.
       **10.35  License Agreement between Charles E. Smith Management, Inc.
                and the Company
       **10.36  License Agreement between Charles E. Smith Management, Inc.
                and the Operating Partnership
         10.37 Agreement of Limited Partnership of Smith Property Holdings Five L.P. (Incorporated by reference to Exhibit No. 10.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994)
       **10.38 Certificate of Limited Partnership of Smith Property Holdings Five L.P.
       **10.39 Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et al.
         10.40 Deed of Trust and Security Agreement between Smith Property Holdings Three L.P. ("Smith Three") and The Northwestern Mutual Life Insurance Company ("Northwestern") (Incorporated by reference to Exhibit No. 10.2 of the Operating Partnership's Quarterly Report on Form 10-Q
                for the Quarter Ended June 30, 1994)
         10.41 Guarantee of Recourse Obligations by Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No.
                10.3 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.42 Absolute Assignment of Leases and Rents between Smith Three and Northwestern (Incorporated by reference to Exhibit No. 10.4 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.43 Promissory Note of Smith Three to Northwestern (Incorporated by reference to Exhibit No. 10.5 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                1994)
         10.44 Purchase Money Deed of Trust and Security Agreement between Smith Property Holdings Three (D.C.) L.P. ("Smith Three D.C.") and Northwestern (Incorporated by reference to Exhibit No. 10.6 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.45  Guarantee of Recourse Obligations by Smith Three D.C. and
                the Operating Partnership (Incorporated by reference to Exhibit No. 10.7 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.46  Absolute Assignment of Leases and Rents between Smith Three
                D.C. and Northwestern (Incorporated by reference to Exhibit No.
                10.8 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.47 Purchase Money Promissory Note of Smith Three D.C. to Northwestern (Incorporated by reference to Exhibit No. 10.9 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.48 Supplemental Loan Agreement by and among Smith Property Holdings Two L.P. ("Smith Two"), Smith Property Holdings Two (D.C.) L.P. ("Smith Two D.C.") and GMAC Mortgage Corporation of PA ("GMAC") (Incorporated by reference to Exhibit No. 10.10 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.49 Multifamily Note of Smith Two to GMAC (Incorporated by reference to Exhibit No. 10.11 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.50 Multifamily Note of Smith Two D.C. to GMAC (Incorporated by reference to Exhibit No. 10.12 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                1994)
         10.51 Supplemental Loan Agreement by and among Smith Property Holdings One L.P. ("Smith One"), Smith Property Holdings One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated by reference to Exhibit No. 10.13 of the

                Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.52 Multifamily Note of Smith One to GMAC (Incorporated by reference to Exhibit No. 10.14 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.53 Multifamily Note of Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.15 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                1994)
         10.54 Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.16 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.55 Property Management Agreement by and between Smith One and the Operating Partnership (Incorporated by reference to Exhibit No.
                10.17 of the Operating Partnership's Quarterly Report on
                Form 10-Q for the Quarter Ended June 30, 1994)
         10.56 Multifamily Deed of Trust, Assignment of Rents and Security Agreement between Smith One D.C. and GMAC (Incorporated by reference to Exhibit No. 10.18 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                1994)
         10.57 Commercial Leasing and Property Management Agreement between Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No. 10.19 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                1994)
       **10.58  Agreement of Limited Partnership of Smith Employment Services
                L.P.
       **10.59  Certificate of Limited Partnership of Smith Employment
                Services L.P.
         10.60 Second Restated and Amended Agreement of Limited Partnership of First Herndon Associates Limited Partnership (Incorporated by reference to Exhibit 10.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                1995)
         10.61 Second Amendment to the Certificate of Limited Partnership of First Herndon Associates Limited Partnership (Incorporated by reference to Exhibit 10.2 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                1995)
         10.62 Certificate of Incorporation of Smith Six, Inc. (Incorporated by reference to Exhibit No. 10.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31,
                1995)
         10.63 By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit No. 10.2 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
         10.64 Agreement of Limited Partnership of Smith Property Holdings Six L.P. (Incorporated by reference to Exhibit No. 10.3 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

         10.65 Agreement of Limited Partnership of Smith Property Holdings Six (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.4 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
       **10.66  Certificate of Incorporation of Smith Seven, Inc.
       **10.67  By-Laws of Smith Seven, Inc.
       **10.68 Agreement of Limited Partnership of Smith Property Holdings Seven L.P.
       **10.69 Commitment for Mortgage Loan to the Operating Partnership from Northwestern Mutual Life Insurance Company
         10.70 Second Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et. al. (Incorporated by reference to Exhibit No. 10.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)
         10.71 Third Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et. al.

         21     Subsidiaries of the Registrant

         23.1   Consent of Arthur Andersen LLP

         27    Financial Data Schedule
          ___________________________________
          *Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-75288.

          **Incorporated by reference to the same titled and numbered exhibit in the Operating Partnership's previously filed Forms 10-K.

14(b)     REPORTS ON FORM 8-K

          A report on Form 8-K was filed on February 7, 1997 (and subsequently amended on Form 8-K/A filed August 22, 1997) providing information on three Properties acquired by the Operating Partnership during the first quarter of 1997, including certain unaudited proforma balance sheets and statements of operations of the Operating Partnership reflecting the acquisitions and statements of revenue and certain expenses for the Crystal Plaza, Crystal Towers and Kenmore Properties for the year ended December, 1996, and applicable subsequent periods.

          A report on Form 8-K was filed on November 10, 1997 (and subsequently amended on Forms 8-K/A filed November 26, 1997 and January 30, 1998) providing information on three Properties acquired by the Operating Partnership during 1997, including certain unaudited proforma balance sheets and statements of operations of the

          Operating Partnership reflecting the acquisitions and statements of revenue and certain expenses for the One East Delaware, 2000 Commonwealth, and Lincoln Towers Properties for the year ended December, 1996, and applicable subsequent periods.

14(c)     EXHIBITS

          The list of Exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d)     FINANCIAL STATEMENTS

          See Index to Financial Statements and Schedules on Page F-1 of this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 1998.


                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.

                    BY: CHARLES E. SMITH RESIDENTIAL REALTY,
                         INC., ITS GENERAL PARTNER


                    By   /s/Ernest A. Gerardi, Jr.
                         ----------------------------------------------
                         Ernest A. Gerardi, Jr.
                         President and Chief Operating Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of March, 1998.

     SIGNATURE                           TITLE (WITH THE GENERAL PARTNER)
     ---------                           --------------------------------


    /s/Robert H. Smith
----------------------------------     Co-Chairman of the Board, Co-Chief
Robert H. Smith                        Executive Officer, and Director



    /s/Robert P. Kogod
----------------------------------     Co-Chairman of the Board, Co-Chief
Robert P. Kogod                        Executive Officer, and Director



    /s/Ernest A. Gerardi, Jr.
----------------------------------     President, Chief Operating Officer, and
Ernest A. Gerardi, Jr.                 Director

    /s/Wesley D. Minami
----------------------------------     Senior Vice President,
Wesley D. Minami                       Chief Financial Officer, and Treasurer



   /s/ Steven E. Gulley
----------------------------------     Vice President, Controller, and Chief
Steven E. Gulley                       Accounting Officer



   /s/Fred J. Brinkman
----------------------------------     Director
Fred J. Brinkman



   /s/Charles B. Gill
----------------------------------     Director
Charles B. Gill



   /s/Mandell J. Ourisman
-----------------------------------    Director
Mandell J. Ourisman



   /s/Mallory Walker
-----------------------------------    Director
Mallory Walker

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------


CHARLES E. SMITH RESIDENTIAL REALTY L.P.
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT



                                                               Pages
                                                               -----

Report of Independent Public Accountants                        F-2

Consolidated Balance Sheets                                     F-3

Consolidated Statements of Operations                           F-4

Consolidated Statements of Partner's Equity and Other           F-5
       Limited Partners' Interest

Consolidated Statements of Cash Flows                           F-6

Notes to Consolidated Financial Statements                      F-7 to F-28


SCHEDULES FILED AS PART OF THIS REPORT

     Schedule III - Real Estate and Accumulated Depreciation  S-1 to S-2


     All other Schedules have been omitted because the required information of such other Schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Unitholders of Charles E. Smith Residential Realty L.P.:


We have audited the accompanying consolidated balance sheets of Charles E. Smith Residential Realty L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, partner's equity and other limited partners' interest, and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the management of Charles E. Smith Residential Realty L.P. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles E. Smith Residential Realty L.P. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   Arthur Andersen LLP
Washington, D.C.
February 9, 1998

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                         December 31, 1997       December 31, 1996
                                                                         -----------------       -----------------
                      ASSETS
Rental property, at predecessor cost, net                                $         261,609       $         267,658
Rental property, acquired and developed, net                                       489,621                 202,435
Rental property under development                                                   53,093                       -
Cash and cash equivalents                                                                -                   3,898
Tenants' security deposits                                                           2,453                   3,521
Escrow funds                                                                         7,606                   6,087
Investment in and advances to Property Service Businesses
    and other                                                                       15,905                  10,756
Deferred charges, net                                                               16,047                  17,646
Other assets                                                                        19,172                  10,210
                                                                         -----------------       -----------------
                                                                         $         865,506       $         522,211
                                                                         =================       =================

                   LIABILITIES AND EQUITY
Liabilities
    Mortgage loans                                                       $         500,435       $         416,808
    Lines of credit                                                                105,000                 112,050
    Construction loans                                                               5,536                  17,686
    Accounts payable and accrued expenses                                           13,732                   9,525
    Tenants' security deposits                                                       2,453                   3,521
                                                                         -----------------       -----------------
                   Total liabilities                                               627,156                 559,590
                                                                         -----------------       -----------------

Commitments and contingencies

Other Limited Partners' Interest
    14,161,102 and 12,029,857 common units issued and outstanding at December 31, 1997 and December 31, 1996, respectively, at
    redemption value                                                               502,719                 351,873
                                                                         -----------------       -----------------

Partner's Equity
    General Partner's General and Limited Partnership Interest
       Preferred units - Series A Cumulative Convertible
          Redeemable Preferred Units, 1,661,744 units issued
          and outstanding                                                           45,000                       -

       Preferred units - Series B Cumulative Convertible
          Redeemable Preferred Units, 1,216,666 units issued
          and outstanding                                                           34,675                       -

       Common units - 14,942,429 and 9,969,607 units issued and
          outstanding at December 31, 1997 and December 31, 1996,
          respectively                                                            (344,044)               (389,252)
                                                                         -----------------       -----------------
              Total partner's equity                                              (264,369)               (389,252)
                                                                         -----------------       -----------------
                                                                         $         865,506       $         522,211
                                                                         =================       =================


        The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                                                        Year Ended December 31,
                                                               --------------------------------------------
                                                                       1997          1996          1995
                                                               ------------    ------------    ------------
Rental Properties:
     Revenues                                                  $    200,104    $    163,959    $    143,464

     Expenses
               Operating costs                                      (71,425)        (60,796)        (53,636)
               Real estate taxes                                    (12,402)        (10,429)         (8,620)
               Depreciation and amortization                        (20,666)        (17,931)        (16,258)
                                                               ------------    ------------    ------------
                     Total expenses                                (104,493)        (89,156)        (78,514)

Property Service Businesses:
     Equity in income of Property Service                             7,597           7,846           6,868
     Businesses

Corporate general and administrative expenses                        (6,563)         (5,255)         (4,768)
Interest income                                                       1,063           1,029           1,424
Interest expense                                                    (45,411)        (43,606)        (37,421)
                                                               ------------    ------------    ------------

Income before extraordinary item                                     52,297          34,817          31,053

Extraordinary item - loss on extinguishment of debt                     (87)              -               -

                                                               ------------    ------------    ------------

Net income                                                           52,210          34,817          31,053

Less:  Income attributable to preferred units                        (1,881)              -               -

Net income attributable to common units                        $     50,329    $     34,817    $     31,053
                                                               ============    ============    ============

Earnings per common unit - basic                               $       1.89    $       1.59    $       1.44
                                                               ============    ============    ============

Earnings per common unit - diluted                             $       1.88    $       1.59    $       1.44
                                                               ============    ============    ============

        The accompanying notes are an integral part of these statements

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY AND OTHER LIMITED PARTNERS' INTEREST
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                                                           Other
                                                      General Partner's General and                  Limited Partners'
                                                            Limited Interest                             Interest
                                       -----------------------------------------------------------   -------------------
                                         Series A Preferred     Series B Preferred
                                               Units                 Units           Common Units       Common Units
                                       --------------------   --------------------  --------------   -------------------
Balance, December 31, 1994             $                  -   $                  -  $     (347,767)    $         310,247
     Units exchanged for                                  -                      -               -                15,491
     acquisitions
     Adjustment for unit grants                           -                      -               -                   570
     Net income                                           -                      -          13,405                17,648
     Distributions ($1.915  per
       unit)                                              -                      -         (17,693)              (23,524)
     Adjustment to reflect Other
       Limited Partners' interest
       at redemption value                                -                      -          31,769               (31,769)
                                       --------------------   --------------------  --------------   -------------------

Balance, December 31, 1995                                -                      -        (320,286)              288,663
     Units exchanged for
       acquisitions                                       -                      -               -                 2,403
     Adjustment for unit grants                           -                      -               -                   333
     Net income                                           -                      -          15,755                19,062
     Distributions ($1.975  per
       unit)                                              -                      -         (19,469)              (23,840)
     Adjustment to reflect Other
       Limited Partners' interest at
       redemption value                                   -                      -         (65,252)               65,252
                                       --------------------   --------------------  --------------   -------------------

Balance, December 31, 1996                                -                      -        (389,252)              351,873
     Units exchanged for
       acquisitions                                       -                      -               -                75,019
     Adjustment for unit grants                           -                      -               -                   579
     Net income                                           -                      -          26,593                25,617
     Contribution by Charles E.
       Smith Residential Realty, Inc.                45,000                 34,675         124,180                     -
     Offering costs                                       -                      -            (562)                    -
     Repurchase and cancellation of
       Operating Partnership units                        -                      -               -                (2,206)
     Distributions ($2.035 per unit)                      -                      -         (27,151)              (26,369)
     Other                                                -                      -             244                   110
     Adjustment to reflect Other
       Limited Partners' interest
       at redemption value                               -                      -          (78,096)               78,096
                                       --------------------   --------------------  --------------   -------------------

Balance, December 31, 1997             $             45,000   $             34,675  $     (344,044)  $           502,719
                                       ====================   ====================  ==============   ===================
Units issued and outstanding at
 December 31, 1997                                1,661,743              1,216,666      14,942,429            14,161,102
                                       ====================   ====================  ==============   ===================
Units issued and outstanding at
 December 31, 1996                                        -                      -       9,969,607            12,029,857
                                       ====================   ====================  ==============   ===================


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------

                                                                               1997           1996          1995
                                                                           ------------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $     52,210    $   34,817    $   31,053
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                           23,543        21,039        19,547
         (Increase) decrease in escrow funds                                     (1,519)         (716)        2,107
         Increase in other assets                                                (3,218)       (1,014)       (1,296)
         (Decrease) increase in accounts payable and
           accrued expenses                                                       4,207        (3,168)        2,872
                                                                           ------------    ----------    ----------
               Net cash provided by operating activities                         75,223        50,958        54,283
                                                                           ------------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                           (173,205)      (60,173)      (55,152)
     Additions to rental property                                               (12,811)       (7,425)       (5,257)
     (Decrease) increase in related party payables:
         Property Service Businesses                                                  -          (635)       (8,535)
         Affiliates                                                                   -          (469)         (703)
         Predecessor                                                                  -          (337)           33
     (Increase) decrease in investment in and advances
       to Property Service Businesses and other                                  (5,111)       (2,408)        1,939
     Acquisition deposits and other                                              (5,797)       (1,295)         (820)
                                                                           ------------    ----------    ----------
               Net cash used by investing activities                           (196,924)      (72,742)      (68,495)
                                                                           ------------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Additions to deferred charges                                               (1,033)         (402)       (1,032)
     Capital contributions by Charles E. Smith Residential Realty, Inc.:
         Common units                                                           124,180             -             -
         Preferred units                                                         79,113             -             -
     Mortgages:
         Proceeds                                                                34,000        31,095             -
         Repayments                                                             (43,847)      (31,520)         (466)
     Lines of credit:
         Proceeds                                                                92,350        75,500        31,400
         Repayments                                                             (99,400)      (16,000)            -
     Constuction loans:
         Proceeds                                                                 5,536         1,032        16,654
         Repayments                                                             (17,686)            -             -
     Repurchase of units                                                         (2,206)            -             -
     Distributions                                                              (53,520)      (43,309)      (41,216)
     Other, net                                                                     316          (192)            -
                                                                           ------------    ----------    ----------
               Net cash provided by financing activities                        117,803        16,204         5,340
                                                                           ------------    ----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (3,898)       (5,580)       (8,872)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    3,898         9,478        18,350
                                                                           ------------    ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $          -    $    3,898    $    9,478
                                                                           ============    ==========    ==========



The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND FORMATION OF COMPANY

     Charles E. Smith Residential Realty L.P. (The "Operating Partnership") was organized in Delaware in 1993. The Operating Partnership had no operations prior to the completion of the business combination (discussed below) which occurred on June 30, 1994. Charles E. Smith Residential Realty, Inc. (the "Company"), formed in June 1993, is a self-administered and self-managed equity real estate investment trust ("REIT"). On June 30, 1994, the Company raised equity through an initial public offering and a private placement (the "Offerings"), and issued debt in a series of concurrent private financing transactions. The proceeds from the Offerings were used to acquire the 1.0% sole general partnership and a 41.7% limited partnership interest in the Operating Partnership.

      Simultaneous with the Offerings, the entities that owned the properties and the related service businesses included in the CES Group contributed the properties (the "Predecessor Properties") and the management, development, leasing, interior construction, engineering, and financing services business segments of the Predecessor to the Operating Partnership (or corporations in which the Operating Partnership owns substantially all of the equity) and received in exchange, directly or indirectly, units of limited partnership in the Operating Partnership. (The contributing entities and their owners, which include Robert H. Smith and Robert P. Kogod and their families, and other former owners of indirect interests in contributed properties, are referred to collectively as the "Other Limited Partners"). The contributed assets and liabilities were recorded at historical net book value which transferred a net carry-over deficit of $244.2 million to the Operating Partnership.

     The Operating Partnership and its subsidiaries are engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of December 31, 1997, the Operating Partnership owned 45 operating multifamily properties containing 18,236 apartment units (the "Properties"), had approximately 2,000 units under construction at three additional sites and owned two free-standing community retail shopping centers aggregating 436,000 square feet. The properties are located in the following metropolitan areas:



                        Washington, D.C.  Chicago,  Boston,
                              Area        Illinois   Mass.   Total
                        ----------------  --------  -------  -----
Multi-Family
------------
  Operating                   43             1        1       45
  Under Construction           2             1        -        3

Retail Centers                 2             -        -        2
--------------                --             -        -       --
                              47             2        1       50
                              ==             =        =       ==

     Additionally, the Operating Partnership owned substantially all of the equity in entities which provide multifamily and retail property management and leasing, interior construction and renovation, building engineering and technical services, and financial advisory services (collectively, the "Property Service Businesses").


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include all of the accounts of the Operating Partnership and its subsidiaries and affiliates. The Operating Partnership uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

     All significant intercompany balances and transactions have been eliminated.

RENTAL PROPERTY

  The Operating Partnership recorded the contributed Predecessor Properties at the Predecessor's historical cost. Rental property subsequently acquired or developed is recorded at the Operating Partnership's actual cost, including interest and real estate taxes incurred during development. Ordinary repairs and maintenance, such as minor replacements and painting, are expensed as incurred; major improvements, such as new HVAC equipment and kitchen/bath renovations, are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Depreciation on buildings and improvements is computed using the straight-line method over estimated useful asset lives as follows:

          Base building           40 years
          Land improvements       20 years
          Building improvements   7 to 20 years
          Tenant improvements     Shorter of remaining lease term or useful life
          Furniture, fixtures
           and equipment          5 to 10 years

DEFERRED CHARGES

    Deferred charges consist primarily of permanent loan fees, which are amortized to interest expense over the terms of the notes using the effective interest rate method, and retail lease acquisition costs, which are amortized over the terms of the related leases.


REVENUE RECOGNITION

     Rental income attributable to residential leases is recognized when due from tenants. The Operating Partnership requires residential tenants to initially execute a one-year lease. At the expiration of the lease term, if not renewed, the lease converts to a month-to-month basis.

     Minimum rental income attributable to retail leases is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Minimum rental income recognized in excess of payments due was $5.0 million and $6.8 million at December 31, 1997 and 1996, respectively, and is included in other assets. The lease agreements contain provisions that provide for additional rentals based on the tenants' sales volume and reimbursement from the tenants for their share of real estate taxes and certain common area maintenance costs. Additional rentals are recognized on the accrual basis.

     The future minimum lease payments to be received by the Operating Partnership under noncancelable retail leases as of December 31, 1997, are as follows (in thousands):

           Year Ending
           December 31,
           ------------
               1998                 $  7,571
               1999                    7,219
               2000                    7,171
               2001                    6,841
               2002                    6,743
            Thereafter                93,492
                                    --------
                                    $129,037
                                    ========

INCOME TAXES

     These financial statements contain no provision for Federal income taxes since the entity is a partnership and, therefore, all Federal income tax liabilities and/or tax benefits are passed through to the individual partners in accordance with the partnership agreement and the Internal Revenue Code.

     The Operating Partnership's income tax basis in its assets and liabilities was $702 million and $635 million, respectively, at December 31, 1997 and $470 million and $558 million, respectively, at December 31, 1996.

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

IMPAIRMENT OF LONG-LIVED ASSETS

     Management assesses for impairment any property whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the sum of the estimated undiscounted future cash flows before interest charges is less than its carrying value. The loss is measured as the difference between the carrying value and the fair value of the property.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation programs under Accounting Principles Board Opinion No. 25 whereby compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the exercise price.

NEW ACCOUNTING PRONOUNCEMENTS

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The standard is effective for interim and annual periods ending after December 15, 1997 and requires restatement of comparative prior-period data. The Operating Partnership has adopted SFAS No. 128 and all prior period amounts have been restated to conform with this standard.

     During 1997, the FASB also issued several additional standards including SFAS No. 129, "Disclosure of Information About Capital Structure", SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 129 is effective for reporting periods ending after December 15, 1997 and had no impact on the
Operating Partnership's financial statements.   SFAS No. 130 and SFAS No. 131
are effective beginning in 1998 and are not expected to have any significant impact on the Operating Partnership's financial statements.

RECLASSIFICATIONS

     The Operating Partnership changed the classification of certain senior management payroll costs from property operating expenses to corporate general and administrative expense. Management believes this reclassification more accurately reflects property operations and is consistent with industry practice. Approximately $2.2 million and $1.9 million, respectively, for the years ended December 31, 1996 and 1995 have been reclassified to conform to the current year's presentation.

     Certain other reclassifications of the prior years' information have been made to conform to the current year's presentation.


3.   RENTAL PROPERTY

     Rental property consists of the following as of December 31 (in thousands):

                                             1997            1996
                                          ---------       ---------

        At Predecessor cost
----------------------------------------
          Land                            $   25,452      $  25,452
          Buildings and improvements         427,333        427,333

        At Company cost
----------------------------------------
          Land                               103,761         55,891
          Buildings and improvements         404,870        151,324
          Property under development          53,093              -
                                          ----------      ---------
                                           1,014,509        660,000
        Less: Accumulated depreciation      (210,186)      (189,907)
                                          ----------      ---------
                                          $  804,323      $ 470,093
                                          ==========      =========

     Depreciation expense of the Operating Partnership was $20.3 million, $17.7 millon and $15.9 million for the years ended Decemer 31, 1997, 1996 and 1995, respectively. Repairs and maintenance expense of the Operating Partnership was $13.0 millon, $11.8 million and $10.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

ACQUISITIONS

     During 1997, the Operating Partnership acquired six properties for $288.6 million, adding 3,036 apartment units. In four of the transactions, the Operating Partnership issued a total of approximately 2.1 million Operating Partnership units valued at $61.1 million. The conversion of these Operating Partnership units into Company common stock is restricted for up to two years. In four of the transactions, the Operating Partnership assumed a total of $93.5 million in mortgage loans.

     During 1996, the Operating Partnership acquired four properties for $64.1 million, adding 1,049 apartment units. In two of the transactions, the Operating Partnership issued a total of approximately 0.1 million Operating Partnership units valued at approximately $2.4 million. The conversion of these Operating Partnership units into Company common stock is restricted for up to one year.
In one of the transactions, the Operating Partnership assumed a $3.3 million mortgage loan.

     During 1995, the Operating Partnership acquired five properties for $82.3 million adding 1,369 apartment units. In two of the transactions, the Operating Partnership issued a total of approximately 0.6 million Operating Partnership units valued at $13.7 million. In two of the transactions, the Operating Partnership assumed a total of $30.6 million in mortgage loans.

DEVELOPMENT

     During 1997, the Operating Partnership acquired interests in three development sites for $35.1 million consisting of $21.2 million cash and 450,000 Operating Partnership units valued at $13.9 million.

     During 1995, the Operating Partnership completed construction on a 320-unit property for a total cost of approximately $23.9 million.


4.   INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES AND OTHER

     The Operating Partnership uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses, which include Smith Realty Company ("SRC"), Consolidated Engineering Services, Inc. ("CES") and Smith Management Construction, Inc. ("SMC"). These companies provide services which include property management, leasing, engineering and technical, financing and property construction and renovation. Under the equity method, the Operating Partnership's investment is adjusted for its proportionate share of earnings or losses of the Property Service Businesses and by dividends received. The Operating Partnership recognized its 99% interest in the earnings of each of the Property Service Businesses which aggregated $7.6 million, $7.8 million and $6.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Operating Partnership received distributions aggregating $8.9 million, $8.9 million and $8.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Property Service Businesses provide services to the Operating Partnership under one-year agreements which are automatically renewable. Such services are generally provided at cost (including a proportionate share of total overhead) except property management and leasing services which are provided at cost plus five percent. The Property Service Businesses also provide services to certain partnerships which own multifamily and commercial office properties and have Messrs. Smith and Kogod as the general partners ("Affiliates"). Such services are generally provided at cost (including overhead) plus a fee, except for certain engineering and technical services which are provided at cost and overhead.

     In November 1997, certain Affiliates combined into a single partnership, Charles E. Smith Commercial Realty L.P. ("CESCR"). In conjunction with the combination, CES and SMC each entered into eight-year agreements with CESCR to continue providing services under the same terms and conditions in place prior to the business combination. In addition, certain Financing Services personnel of SRC transferred to CESCR. SRC entered into agreements through December 31, 1998 to provide Financing Services for certain properties owned and certain properties to be acquired by CESCR. Services will be provided utilizing CESCR personnel on a negotiated cost basis. SRC will separately negotiate revenue and cost sharing agreements for Financing Services it may provide, if any, to properties managed but not owned by CESCR.

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

     Total fees and administrative services charged by the Property Service Businesses to the Operating Partnership and Affiliates follows (in thousands):


                                                        Year Ended December 31
                                                       -------------------------
                                                        1997     1996     1995
                                                       -------  -------  -------

Fees Charged by Property Services Businesses to:
-----------------------------------------------

Operating Partnership                                  $ 8,762  $ 7,969  $ 7,950
Affiliates                                              29,841   31,321   28,964

Costs of Administrative Services Charged by SRC to:
--------------------------------------------------

Operating Partnership                                    9,629    7,459    8,090
Affiliates                                               5,632    5,630    5,248


    The Operating Partnership had net working capital advances to the Property Service Businesses of $10.6 million and $3.9 million at December 31, 1997 and 1996, respectively, which are reflected in the investment balance.

    Combined summarized balance sheet information for the Property Service Businesses follows (in thousands):

                                     As of December 31,
                                 -----------------------
                                   1997           1996
                                 --------       --------
    Assets/(1)/
       Accounts receivable        $27,827        $20,699
       Property, net                5,475          4,140
       Other, net                   3,091          2,951
                                  -------        -------
                                  $36,393        $27,790
                                  =======        =======

    Liabilities/(1)/
       Accounts payable           $17,422        $13,143
       Deferred revenue             5,120          3,758
       Due to related parties      11,529          7,130
       Other                        1,552          1,774
    Equity                            770          1,985
                                  -------        -------
                                  $36,393        $27,790
                                  =======        =======

  /(1)/ Balance sheets exclude $44.5 million of notes due to the Operating Partnership which, under the equity method, are eliminated for purposes of carry-over basis accounting.

 Combined summarized income statement information for the Property Service Businesses follows (in thousands):

                                  Year Ended December 31,
                              -------------------------------
                                1997       1996       1995
                              ---------  ---------  ---------

 Revenues                     $ 72,277   $ 62,559   $ 58,777
 Operating expenses            (62,976)   (53,245)   (49,925)
 Depreciation/amortization      (1,238)    (1,056)    (1,325)
 Other expense, net               (447)      (391)      (647)
                              --------   --------   --------
   Net income/(1)/            $  7,616   $  7,867   $  6,880
                              ========   ========   ========

/(1)/ Represents 100% of the Property Service Businesses' net income, of which the Operating Partnership's share was $7.6 million, $7.8 million and $6.9 million, respectively, for the years ended December 31, 1997, 1996 and 1995.


5.   DEFERRED CHARGES
     Deferred charges consist of the following as of December 31 (in thousands):

                                            1997       1996
                                          ---------  --------

        Permanent loan fees               $ 20,513   $19,917
        Retail lease acquisition costs       4,170     3,693
        Acquisition/development costs
          and other                          1,742     1,729
                                          --------   -------
                                            26,425    25,339
        Less: Accumulated amortization     (10,378)   (7,693)
                                          --------   -------
                                          $ 16,047   $17,646
                                          ========   =======

     Amortization of permanent loan fees (which is charged to interest expense) was $2.3 million, $2.7 million and $2.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Other amortization expense was $0.4 million, $0.2 million and $0.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.


6.   MORTGAGE LOANS

     The Operating Partnership, through its subsidiary financing partnerships, has mortgage loans consisting of the following as of December 31 (in thousands):


                                     1997      1996
                                   --------  --------

          Mortgage Pool One        $110,140  $110,140
          Mortgage Pool Two         125,214   125,214
          Mortgage Pool Three       117,000   117,000
          Mortgage Pool Four         31,095    31,095
          Acquisition Mortgages     116,986    33,359
                                   --------  --------
                                   $500,435  $416,808
                                   ========  ========

     These loans require monthly interest and, where applicable, principal payments and are collateralized by non-recourse first lien mortgages or deeds of trust on 35 of the 50 Properties, bear interest at a weighted-average interest rate of 7.86% and 8.01% as of December 31, 1997 and 1996, respectively, and have a weighted-average maturity of 6.8 years as of December 31, 1997.

MORTGAGE POOLS

     The loan for Mortgage Pool One bears interest at a fixed rate of 7.93% and is due June 30, 1999. The loan for Mortgage Pool Two bears interest at a fixed rate of 8.19% and is due June 30, 2001. Both loans are interest only and require the Operating Partnership to establish escrows to fund capital improvements and repairs, and to maintain minimum cash balances for interest and ground rent payments. The loans for Mortgage Pools One and Two contain cross collateral and cross default provisions among the separate financing partnership borrowers within each pool.

     The loan for Mortgage Pool Three is interest only, at a fixed rate of 7.99% paid monthly, through June 30, 1999, at which time principal amortization begins using a 25-year amortization schedule with a balloon payment due June 30, 2009. The loan requires a capital and repair escrow. Certain Predecessor partners guarantee $42 million of the mortgage loan secured by Mortgage Pool Three.

     In September 1996, the outstanding loan balance of $40.6 million for Mortgage Pool Four was refinanced for a new loan amount of $41 million. The ground lessor (see Note 9) has been allocated $9.9 million of the refinanced loan for which the Operating Partnership is contingently liable. The remaining $31.1 million of debt is allocated to the Operating Partnership. The loan bears interest at a fixed rate of 8.24%, paid monthly through August, 2004, at which time principal amortization begins, using a 30-year amortization schedule with a final payment due August 1, 2009.

ACQUISITION MORTGAGES

     In 1995, the Operating Partnership assumed $30.6 million in mortgage loans in connection with acquisitions. A $17.5 million mortgage loan was assumed with an interest rate of 170 basis points over the London Interbank Offer Rate (LIBOR) (7.665% as of December 31,
1997), due February 28, 1998. Approximately $9 million of principal was repaid in 1997. The Operating Partnership plans to refinance the remaining balance in 1998. The Operating Partnership also assumed a $13.1 million mortgage loan with a fixed interest rate of 7.5% with principal amortized over 25 years and a final payment due October 31, 2020.

     In 1996, the Operating Partnership assumed a $3.3 million mortgage loan in connection with an acquisition The loan has a fixed interest rate of 9.0% with principal amortized using a 29-year amortization schedule and a final payment due August 1, 1999.

     In 1997, the Operating Partnership assumed four mortgage loans totaling $93.5 million in connection with acquisitions of operating properties. An assumed $33 million mortgage loan with a fixed interest rate of 9.9% was refinanced in November 1997 for $34 million. The interest rate is fixed at 6.86% with principal amortization using a 30-year amortization schedule, due November 1, 2009. A $46.0 million mortgage loan was assumed with a fixed interest rate of 7.158% with principal amortization using a 30-year amortization schedule, due January 1, 2006. An assumed $1.2 million mortgage loan with a fixed interest rate of 9.25% and fixed monthly principal payments, due March 30, 2005, was repaid in February 1998. Finally, the Operating Partnership assumed a $13.3 million interest-only mortgage loan at LIBOR plus 110 basis points (7.08% as of December 31, 1997), due December 3, 1998. The Operating Partnership plans to refinance this loan in 1998.

     The scheduled principal payments for all of the mortgage loans are as follows (in thousands):

                 Year Ending
                 December 31,
                --------------
                     1998          $ 22,399
                     1999           115,403
                     2000             2,785
                     2001           128,227
                     2002             3,258
                  Thereafter        228,363
                                   --------
                                   $500,435
                                   ========

7.   LINES OF CREDIT AND CONSTRUCTION LOANS

     The Operating Partnership, has the following amounts due under lines of credit and construction loans as of December 31 (in thousands):


                                        1997      1996
                                      --------  --------

      $100 million  Line of Credit    $ 75,000  $ 82,050
      $83 million Line of Credit        30,000    30,000
      Construction Loans                 5,536    17,686
                                      --------  --------
                                      $110,536  $129,736
                                      ========  ========

     The Operating Partnership has a $100 million revolving line of credit on which borrowings bear interest at a selected LIBOR rate plus 97.5 to 125 basis points based on the leverage ratio of the related collateral (6.979% at December 31, 1997). The line of credit matures on April 30, 2000. The Operating Partnership pays a fee of .125% on the full amount available under the line of credit. Borrowings under the line of credit are collateralized by 7 of the 50 Properties. The line of credit agreement contains certain restrictive covenants, including maintenance of minimum net worth, debt to equity ratios and cash flow coverage requirements. The maximum amounts outstanding during 1997 and 1996 were $127.0 million and $112.1 million, respectively.

     The Operating Partnership also has an $83 million acquisition credit facility which matures June 2004. The line of credit provides for an interest rate that is fixed at the time of each borrowing at 150 basis points over 10-year Treasury Bills and is cross-collateralized with Mortgage Pool Three (Note
6). Borrowings outstanding at December 31, 1997 bear interest at a weighted-average fixed rate of 7.27% and are collateralized by two Properties. The agreement contains certain restrictive covenants including a limit on debt to asset value and maintenance of debt service coverage ratios.

     In October 1997, the Operating Partnership obtained a variable rate, unsecured construction loan of $46.3 million to finance the construction of an acquired development property. The loan is recourse to the Operating Partnership, bears interest at LIBOR plus 130 basis point (6.93% at December 31, 1997), and matures in October 2000. The loan balance at December 31, 1997 was $5.5 million.


8.   PARTNER'S EQUITY

     During the first quarter of 1997, the Company completed a follow-on equity offering and issued 3.1 million shares of common stock at $28.375 per share totaling $82.9 million, net of underwriting discount and other expenses totaling $5.2 million. The net proceeds from the offering was contributed to the Operating Partnership in exchange for 3.1 million common units. The Operating Partnership used the proceeds to repay $72.1 million of notes payable and $9 million of mortgage debt and to fund property acquisitions.

     On May 15, 1997, the Company entered into an agreement with Security Capital Preferred Growth Inc. ("Security Capital") to sell 2.6 million shares of Series A Cumulative Convertible

Redeemable Preferred Stock ("Series A Preferred Shares"), $0.01 par value (liquidation preference of $27.08 per share), at $27.08 per share for a total of $71.5 million. On June 30, 1997, the Company sold 0.7 million Series A Preferred Shares for proceeds of $19.8 million, net of $0.2 million in offering costs. On December 2, 1997, the Company sold 0.9 million of Series A Preferred Shares for proceeds of $24.7 million net of $0.3 million in offering costs. The remainder of the Series A Preferred Shares will be issued and sold in amounts determined by the Company on or before May 14, 1998. The Company contributed the net proceeds to the Operating Partnership in exchange for 1.6 million Series A Preferred Units.

     The Operating Partnership amended the Articles of Incorporation to designate and establish the rights of the Series A Preferred Units which include certain voting, distribution and liquidation preferences over the common unitholders.

     Distributions on the Series A Preferred Units are cumulative from the date of original issue and are payable quarterly at the greater of the rate declared on the common units or the annual rate of $2.02 per unit. The Series A Preferred Units are not redeemable prior to May 15, 2003. On or after May 15, 2003, the Operating Partnership, at its option, may redeem the Series A Preferred Units for cash at a redemption price of $27.08 per unit, plus accrued and unpaid distributions. Under certain circumstances, the Operating Partnership may elect to make such redemption with common units at the then market price of the Company's common stock. On or after January 31, 1999, Security Capital may convert the Series A Preferred Shares into shares of common stock on a one-for-one basis subject to certain limitations. Prior to January 31, 1999, the Series A Preferred Shares will not be convertible unless the Company undergoes a change in control, as defined by the agreement, or fails to qualify as a REIT for tax purposes.

     On October 3,1997, the Company sold 1.45 million shares of common stock and
1.22 million shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares"), $0.01 par value, to the Prudential Insurance Company of America ("Prudential") for approximately $76 million in connection with a property acquisition. The net proceeds were contributed to the Operating Partnership in exchange for 1.45 million common units and 1.22 million Series B Preferred Units.

     The Operating Partnership amended the Articles Of Incorporation to designate and establish the rights and privileges of the Series B Preferred Units which include certain voting, distribution and liquidation preferences over the common unitholders. The Series B Preferred Units have a liquidation preference of $28.50 per unit. Distributions are cumulative and are payable quarterly at the greater of the rate declared on the common units or the annual rate of $2.02 per unit. Prudential may convert the Series B Preferred Shares into shares of common stock on a one-for-one basis, subject to certain adjustments and limitations related to its ownership of common stock of the Company. The Operating Partnership may redeem Series B Preferred Units at any time for common units, plus accrued and unpaid distributions.

     As of December 31, 1997, approximately 18.7 million shares of the Company's authorized common stock had been reserved for redemption of Operating Partnership units and 1.0 million shares were reserved under the Company's Dividend and Distribution Investment and Share Purchase Plan, respectively.


9.   COMMITMENTS AND CONTINGENCIES

LAND LEASES

     Nine of the Properties have ground leases expiring at various dates between December 2032 and July, 2064. Generally, each ground lease provides for a nominal annual rental and an additional rental calculated from the results of Property operations after capital expenditures.

     The base rental expense to the Operating Partnership under the ground leases was $0.5 million for each of the years ended December 31, 1997, 1996 and 1995. The additional rental expense to the Operating Partnership under the ground leases was $3.2 million, $2.6 million and $1.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. At the expiration of the ground leases, the land and all of the improvements thereon will revert to the land owner. In most cases, the leases are subordinated to the mortgage debt on the related rental property.

     The future nominal base annual rentals as of December 31, 1997 for the ground leases are as follows (in thousands):

 Year Ending
 December 31,
--------------
     1998           $   491
     1999               491
     2000               491
     2001               491
     2002               491
  Thereafter         21,799
                    -------
                    $24,254
                    =======

NET PROFITS INTEREST

    An unaffiliated third party has a 5.1% interest in the net profits of one of the Properties acquired in 1997. Net profit is calculated based on the results of Property operations less capital expenditures.

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

BUILDING EMPLOYEES RETIREMENT PLAN

     Substantially all of the personnel employed at the Properties are eligible and participate in the Charles E. Smith Building Employees Retirement Plan, a defined contribution plan (the "Plan"). These personnel are employed by Smith Employment Services, L.P. ("Employment Services"), a limited partnership owned by the Operating Partnership, which is the primary employer in the Plan. Employment Services is required to contribute 4% of employee-qualified earnings. The total contributions were $ 0.4 million in 1997, and $ 0.3 million in 1996 and 1995. Employees of the Property Service Businesses are covered by a separate defined contribution tax-qualified retirement savings plan.



10.  RELATED-PARTY TRANSACTIONS

     The Operating Partnership conducts business with entities in which Messrs. Smith and Kogod exercise control. In each case, the Company's Board of Directors reviews the transaction and obtains, as required, independent assurance as to the arms-length nature of the terms. The following is a description of these transactions.

     In connection with the development of the Westerly at Worldgate apartments, the Operating Partnership purchased the land in 1994 for $4.7 million from an affiliate controlled by Messrs. Smith and Kogod. Also, a contract was executed with an entity controlled by Messrs. Smith and Kogod to manage the construction of the apartments at a fee of 4% of hard construction costs. Construction management fees were $0.5 million for the year ended December 31, 1995 and $0.2 million for the period from June 30, 1994 to December 31, 1994. The project was completed in December 1995.

     For the years ended December 31, 1997, 1996 and 1995, the Operating Partnership paid approximately $0.7 million, $0.7 million and $0.3 million, respectively, in payroll reimbursements to an entity controlled by Messrs. Smith and Kogod for efforts on development properties and potential development sites.

     In February 1997, the Operating Partnership purchased two multifamily properties (Crystal Plaza and Crystal Towers) totaling $112.8 million from partnerships in which Messrs. Smith and Kogod had ownership interests.

     In connection with the development of Springfield Station, a contract was executed with an entity controlled by Messrs. Smith and Kogod to manage the construction of the apartments at a fee of 4% of hard construction costs. Construction management fees were $0.4 million for the year ended December 31, 1997.

     Prior to December 1997, the two retail properties leased health club facilities to entities controlled by Messrs. Smith and Kogod. Rental income earned under these leases approximated $5.0 million, $5.0 million and $4.8 million for the years ended December 31, 1997, 1996 and 1995. In December 1997, the health clubs were sold. In conjunction with that sale, the Operating Partnership agreed to restructure the leases by reducing base rent on the Worldgate lease and extending the terms of both leases for ten years, through 2025, in exchange for a $2.3 million cash payment which will be amortized over the lives of the revised leases. The Operating Partnership used the funds to retire 65,000 Operating Partnership units.


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Operating Partnership for mortgages with similar terms and remaining maturities, the fair value of mortgages payable was approximately $527 million and $427 million at December 31, 1997 and 1996, respectively. The fair values of lines of credit and construction loans approximate the carrying values.


12.  EARNINGS PER UNIT

     For the year ended December 31, 1997, basic and diluted earnings per common unit is computed based on 26.7 million weighted average units outstanding during the year and 26.8 million weighted average units outstanding during the year adjusted for the assumed conversion of dilutive securities, respectively. For the years ended December 31, 1996 and 1995, weighted average units outstanding were 21.9 million and 21.6 million, respectively, for both basic and diluted earnings per common unit. The per-unit impact in 1997 of the extraordinary item was immaterial.

     A reconciliation of income (before extraordinary item) and units used to calculate basic and diluted earnings per common unit for 1997 follows (dilutive securities had no effect on earnings in 1996 and 1995):

                                                         Weighted      Per-Unit
                                             Income    Average Units    Amount
                                            ---------  --------------  --------
                                             (000's)      (000's)

Income before extraordinary item             $52,297
Less: Preferred Unit distributions            (1,881)
                                             -------

Earnings per unit - Basic
   Income attributable to common
   unitholders before extraordinary item     $50,416          26,670    $1.89

Effect of Dilutive Securities
    Options                                        -             161     (.01)
                                             -------   -------------   ------
Earnings per unit - Diluted                  $50,416          26,831    $1.88
                                             =======   =============   ======


     Options to purchase 798,500 shares of the Company's common stock at $35 per share were not included in the computation of diluted earnings per unit because the options' exercise price was higher than the average price of the Company's common shares. All convertible preferred units were also excluded from the calculation of diluted earnings since the preferred dividends paid per unit exceeded basic earnings per unit.


13.  INCENTIVE PLANS

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based on the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Operating Partnership's net income would have been reduced by approximately $65,000 (less than $0.01 per basic and diluted common unit) for the year ended December 31, 1997 and $8,000 for the year ended December 31, 1996. The fair value of options granted during 1997 and 1996 is estimated at approximately $2,111,000 and $23,000, respectively, based on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for 1997 and 1996, respectively: dividend yield of 6.8% and 8.3%, volatility of 14% and 9%, risk-free interest rate of 5.7% and 6.3% and an expected life of 3 years and 7 years.

OPTION PLANS

     The Company with the Operating Partnership maintains an employee stock and unit option plan designed for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. Messrs. Smith and Kogod are not eligible to participate under this plan. The Company also maintains a Director's stock option plan which provides for automatic grants of vested options, exercisable for 5,000 shares of common stock, to newly appointed non-employee directors. The plans authorize the issuance of up to 1,750,000 shares of common stock and/or units pursuant to options granted under these plans. Options outstanding under both plans are as follows:

                                         Weighted Average     Options
                              Number     Exercise Price   Exercisable/(1)/
                            ---------    ---------------  ----------------

 Shares/units under option,
  December 31, 1994           895,000      $    24              20,000

 Options granted                    -            -
 Options canceled                   -            -
                            ---------

 Shares/units under option,
  December 31, 1995           895,000           24             199,000

 Options granted               40,000           24
 Options canceled            (100,000)          24
                            ---------

 Shares/units under option,
  December 31, 1996           835,000           24             351,000

 Options granted              918,000           34
 Options canceled             (12,000)          24
 Options exercised            (25,000)          24
                            ---------

 Shares/units under option,
  December 31, 1997         1,716,000      $    29/(2)/        677,000
                            =========

/(1)/Weighted average exercise price is $24
/(2)/Range of exercise prices is $24-$35

     The exercise price of options granted under the plans may not be less than the fair market value of the common stock on the date of grant. Payment for shares and/or units granted under the plans may be made either in cash, or, if permitted by the option agreement, by exchanging shares of common stock of the Company having a fair market value equal to the option exercise price. The weighted average remaining contractual life of options outstanding as of December 31, 1997 was 8.4 years.

     Options granted under the employee plan have a maximum term of ten years and vest generally in three to five equal annual installments beginning on the first anniversary of the date of grant. Generally, options terminate three months after the optionee's termination of employment with the Company. The Executive Compensation Committee of the Board of Directors may provide, however, that an option may be exercised over a longer period following termination of employment, but in no event beyond the expiration date of the option.

RESTRICTED STOCK AND UNIT PLAN

     The Company, with the Operating Partnership, maintains a restricted stock and unit plan for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. Messrs. Smith and Kogod are not eligible to participate under the plan. A maximum of 300,000 shares of common stock and/or units may be issued under the plan. Restricted shares and/or units that have not vested at the time of an employee's termination of employment with the Company will be forfeited, except where such termination occurs by reason of death or disability. Any restricted shares and/or units forfeited pursuant to the vesting provisions of the plan will again be available for award under the plan. In July 1994, 95,000 restricted units were awarded to certain executive officers and key employees. These grants vest in four equal annual installments beginning on the first anniversary of the date of grant, subject to acceleration of vesting upon a change of control of the Company. During 1997, 24,000 grants were awarded and 20,700 units vested. During 1996, 7,500 grants were canceled and 23,750 units vested. No grants were canceled and 23,750 units vested in 1995. For the years ended December 31, 1997, 1996 and 1995, compensation expense relating to the plan was $0.6 million, $0.5 million and $0.6 million, respectively, based on the market value of the Company's stock at the date of grant.


14.  SUPPLEMENTAL CASH FLOW DATA

     Information on non-cash investing and financing activities and cash interest paid is as follows (in thousands):

                                        Year Ended December 31,
                                     ---------------------------
                                       1997       1996     1995
                                     --------   -------  -------
Cash paid during the period
 for interest                         $44,420   $41,078  $35,376
Capitalized interest                    1,306        60      675
Purchase of properties
 for Operating Partnership units       75,019     2,403   15,491
Assumption of debt on acquisitions     93,474     3,260   30,618


15.  OTHER LIMITED PARTNERS' INTEREST

     Limited partnership units of the Other Limited Partners may be redeemed at
the unitholders' discretion.   At the option of the Company, such redemption may
be made for cash, at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis. As of December 31, 1997, approximately 18.7 million shares of the Company's authorized common stock had been reserved for possible issuance upon redemption of limited partnership units.

     In accordance with generally accepted accounting principles, the Other Limited Partners' redemption rights are not included in partner's equity. Consequently, the accompanying consolidated balance sheets and statements of partner's equity reflect the Other Limited Partners' Interest in the Operating Partnership, measured at redemption value. Such interest is deducted from partner's equity.


16.  SUBSEQUENT EVENTS (UNAUDITED)

     In January 1998, the Operating Partnership completed the acquisition of two multifamily properties in northwest Washington, D.C. totaling 287 apartment units. The total cost of approximately $12.1 million was comprised of $3.3 million cash and 254,000 Operating Partnership units valued at approximately $8.8 million. One of the properties was an Affiliate in which the Operating Partnership previously owned a 20% interest. Both properties were previously managed by the Operating Partnership.

     In January 1998, the Operating Partnership finalized a contract to purchase a 299-unit multifamily property located in the Crystal City submarket of Arlington, Virginia. The acquisition is expected to close during the second quarter of 1998. The purchase price of $39 million is expected to be funded from the line of credit.

     In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, for $48.9 million, net of offering costs of $1.1 million. The net proceeds were contributed to the Operating Partnership in exchange for 500 shares of Series C Preferred Units. The Operating Partnership amended the Articles of Incorporation to designate and establish the rights and privileges of the Series C Preferred Unitholders which include certain voting, distribution and liquidation preferences over the common unitholders. The Series C Preferred Units have a liquidation preference of $100,000 per unit and an initial annual distribution rate of $7,910 per unit. If the securities receive an investment grade rating, the distribution rate will decrease by $250 per unit. Distributions are cumulative and are payable quarterly. The Operating Partnership may redeem Series C Preferred Units after February 1, 2028, at the liquidation price plus accrued distributions.

     In February 1998, the Operating Partnership terminated its existing $100 million line of credit and entered into a new $250 million, unsecured line of credit with PNC Bank, Nations Bank, and U.S. Bank which matures in March 2001. Draws upon the new line are subject to certain unencumbered asset requirements and bear interest at a selected LIBOR rate plus 75 to 110 basis points based on the leverage ratio of the Operating Partnership. If the Operating Partnership receives an investment grade rating, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating. The Operating Partnership repaid the balance outstanding under the $100 million line and recognized an extraordinary loss of $0.3 million related to the extinguishment of such debt.

     In March 1998, the Operating Partnership sold a 227-unit multifamily property located in southeast Washington, D.C. for $4.4 million. The Operating Partnership recognized a gain on the sale of $3.2 million.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for 1997 and 1996 is as follows (in thousands except per share data):

                                                Three Months Ended
                                -------------------------------------------------------
                                March 31,   June 30,    September 30,     December 31,
                                ----------  ---------  ---------------    -------------
                                   1997       1997          1997              1997
                                ----------  ---------  ---------------    -------------

Revenues                          $ 45,007   $ 49,784    $      51,065         $ 55,311
Operating expenses
  (including depreciation)         (24,202)   (25,708)         (26,688)         (27,895)
Equity in income of Property
  Service Businesses                   809        896            1,931            3,961
Interest expense                   (11,427)   (11,256)         (10,981)         (11,747)
Corporate general and
  administrative expenses           (1,391)    (1,648)          (1,544)          (1,980)
                                  --------   --------    -------------     ------------
Income before extraordinary
 item                                8,796     12,068           13,783           17,650
Extraordinary item -
 Loss on extinguishment of debt          -          -                -              (87)
                                  --------   --------    -------------     ------------
Net income                           8,796     12,068           13,783           17,563
Less income attributable to:
  Series A Preferred units               -          -             (384)            (864)
  Series B Preferred units               -          -                -             (633)
                                  --------   --------    -------------     ------------
Net income attributable to
  common units                    $  8,796   $ 12,068    $      13,399         $ 16,066
                                  ========   ========    =============     ============
Earnings per common unit-basic    $   0.37   $   0.45    $        0.50     $       0.55
                                  ========   ========    =============     ============
Earnings per common
 unit-diluted                     $   0.36   $   0.45    $        0.50     $       0.55
                                  ========   ========    =============     ============



                                                Three Months Ended
                                -------------------------------------------------------
                                March 31,   June 30,    September 30,     December 31,
                                ----------  ---------  ---------------    -------------
                                   1996       1996          1996              1996
                                ----------  ---------  ---------------    -------------

Revenues                         $ 39,106   $ 40,334      $ 42,349          $ 43,199
Operating expenses
  (including depreciation)        (22,260)   (21,508)      (22,912)          (22,476)
Equity in income of Property
  Service Businesses                1,548      1,444         1,797             3,057
Interest expense                  (10,411)   (10,631)      (11,206)          (11,358)
Corporate general and
 administrative
 expenses                          (1,287)    (1,343)       (1,237)           (1,388)
                                 --------   --------      --------          --------
Net income                       $  6,696  $   8,296      $  8,791          $ 11,034
                                 ========  =========      ========          ========
Earnings per common unit-basic   $   0.31  $    0.38      $   0.40          $   0.50
                                 --------   --------      --------          --------
Earnings per common
 unit-diluted                    $   0.31  $    0.38      $   0.40          $   0.50
                                 ========  =========      ========          ========

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                      Capitalized
                                                                               Costs Before Accumulated
                                                                                    Depreciation at
                                              Initial Cost          Costs          December 31, 1997
                         Encumbrances/  ----------------------   Capitalized   ------------------------
                          Collateral              Building and  Subsequent To             Building and
Properties                Pools (1)       Land    Improvements   Acquisition      Land    Improvements     Total
-------------------------------------------------------------------------------------------------------------------
Operating Properties:
Albemarle                    LOC        $    418          -       $  4,803      $    418    $  4,803     $    5,221
Bedford Village              Two           1,062          -         13,475         1,062      13,475         14,537
Bennington                 $12,666         6,922     22,645            318         6,922      22,963         29,885
Berkeley                    Three            108          -          2,012           108       2,012          2,120
Boulevard of Old Town        LOC           2,653      4,269          3,238         2,653       7,507         10,160
Calvert-Woodley             Three            172          -          2,574           172       2,574          2,746
Car Barn                     Two           3,576          -         13,723         3,576      13,723         17,299
Charter Oaks                 LOC           4,387     10,280            466         4,387      10,746         15,133
Cleveland House             Three            325          -          4,554           325       4,554          4,879
Columbia Crossing           Three          4,701          -         18,421         4,701      18,421         23,122
Columbian-Stratford          One             242          -          4,564           242       4,564          4,806
2000 Commonwealth (2)      $13,310         3,827     23,692              2         3,827      23,694         27,521
Concord Village              Two               -          -          8,926             -       8,926          8,926
Connecticut Heights        $ 8,053         6,956     18,695            994         6,956      19,689         26,645
Corcoran House               One             230          -          2,167           230       2,167          2,397
Courthouse Plaza            Three              -          -         44,200             -      44,200         44,200
Crystal House I              One               -          -         10,979             -      10,979         10,979
Crystal House II             One               -          -          9,376             -       9,376          9,376
Crystal Place                Two           1,245          -         18,709         1,245      18,709         19,954
Crystal Plaza (2)          $33,971         7,710     35,355            338         7,710      35,693         43,403
Crystal Square               Two               -          -         14,725             -      14,725         14,725
Crystal Towers (2)         $44,610        12,607     57,189            973        12,607      58,162         70,769
1841 Columbia Road         $ 3,211         3,611      1,873            350         3,611       2,223          5,834
Executive Central            Two             262          -         13,136           262      13,136         13,398
Executive North              One             245          -            235           245         235            480
Executive South              Two             303          -            547           303         547            850
Fort Chaplin                 Two              97          -          7,948            97       7,948          8,045
Gateway Place               Three          1,660          -         17,673         1,660      17,673         19,333
Kenmore (2)                $ 1,165         4,456     11,833             84         4,456      11,917         16,373
Lincoln Towers (2)            -           12,471     76,442             13        12,471      76,455         88,926
Manor                        LOC           5,809     14,807            924         5,809      15,731         21,540
Marbury Plaza                One               -          -         10,256             -      10,256         10,256
Newport Village           Two/Three          281          -         16,303           281      16,303         16,584
Oakwood                      LOC           3,819     12,551            282         3,819      12,833         16,652
One East Delaware (2)         -            6,800     36,271             12         6,800      36,283         43,083
Orleans Village              Two             700          -         13,870           700      13,870         14,570
Oxford Manor                 One             290          -          3,208           290       3,208          3,498
Patriot Village            $31,095             -          -         28,677             -      28,677         28,677
Potomac View                 LOC           2,520      6,393            625         2,520       7,018          9,538
Skyline Mall                Three            482          -         14,568           482      14,568         15,050
Skyline Towers               One             360          -         25,939           360      25,939         26,299
Statesman                    One             600          -          4,323           600       4,323          4,923
Suburban Tower               LOC           1,815      5,239           (211)        1,815       5,028          6,843
2501 Porter Street          Three          1,126          -         18,345         1,126      18,345         19,471
Van Ness                     LOC          12,699     29,973            280        12,699      30,253         42,952
Water Park Towers            One           2,500          -         41,789         2,500      41,789         44,289
Westerly                      -            4,700     19,244            267         4,700      19,511         24,211
Windsor Towers               One             362          -          5,725           362       5,725          6,087
Worldgate Centre             LOC           4,105          -         40,746         4,105      40,746         44,851
Development Properties:
Courthouse Place           $ 5,536         7,130     16,343              -         7,130      16,343         23,473
One Superior Place            -            8,471      2,337              -         8,471       2,337         10,808
Springfield Station           -            9,100      9,712              -         9,100       9,712         18,812
                                       ----------------------------------------------------------------------------
                                        $153,915   $415,143       $445,451      $153,915    $860,594     $1,014,509
                                       ============================================================================





























                         Accumulated        Net              Date of                     Depreciable
Properties               Depreciation    Property          Construction     Acquired        Lives
-----------------------------------------------------------------------------------------------------
Operating Properties:
Albemarle                  ($3,484)      $  1,737             1966              -        5 - 40 years
Bedford Village             (8,583)         5,954             1967              -        5 - 40 years
Bennington                  (1,289)        28,596               -             1995       5 - 40 years
Berkeley                    (1,550)           570             1961              -        5 - 40 years
Boulevard of Old Town         (397)         9,763               -             1995       5 - 40 years
Calvert-Woodley             (1,858)           888             1962              -        5 - 40 years
Car Barn                    (5,165)        12,134           1982/1986           -        5 - 40 years
Charter Oaks                  (516)        14,617             1970            1996       5 - 40 years
Cleveland House             (3,000)         1,879             1962              -        5 - 40 years
Columbia Crossing           (4,279)        18,843           1990/1991           -        5 - 40 years
Columbian-Stratford         (3,331)         1,475             1959              -        5 - 40 years
2000 Commonwealth (2)         (123)        27,398               -             1997       5 - 40 years
Concord Village             (5,749)         3,177             1967              -        5 - 40 years
Connecticut Heights         (1,235)        25,410               -             1995       5 - 40 years
Corcoran House              (1,616)           781             1961              -        5 - 40 years
Courthouse Plaza           (11,126)        33,074           1988/1990           -        5 - 40 years
Crystal House I             (6,284)         4,695             1969              -        5 - 40 years
Crystal House II            (6,188)         3,188             1964              -        5 - 40 years
Crystal Place               (6,508)        13,446             1986              -        5 - 40 years
Crystal Plaza (2)             (777)        42,626               -             1997       5 - 40 years
Crystal Square              (8,237)         6,488             1975              -        5 - 40 years
Crystal Towers (2)          (1,259)        69,510               -             1997       5 - 40 years
1841 Columbia Road             (68)         5,766             1923            1996       5 - 40 years
Executive Central          (10,308)         3,090             1960              -        5 - 40 years
Executive North               (302)           178             1960              -        5 - 40 years
Executive South               (359)           491             1960              -        5 - 40 years
Fort Chaplin                (6,086)         1,959             1963              -        5 - 40 years
Gateway Place               (5,176)        14,157             1987              -        5 - 40 years
Kenmore (2)                   (236)        16,137               -             1997       5 - 40 years
Lincoln Towers (2)            (399)        88,527               -             1997       5 - 40 years
Manor                       (1,389)        20,151               -             1994       5 - 40 years
Marbury Plaza               (7,499)         2,757             1966              -        5 - 40 years
Newport Village             (9,325)         7,259             1971              -        5 - 40 years
Oakwood                       (656)        15,996               -             1995       5 - 40 years
One East Delaware (2)         (186)        42,897               -             1997       5 - 40 years
Orleans Village             (9,259)         5,311           1965/1966           -        5 - 40 years
Oxford Manor                (2,278)         1,220             1967              -        5 - 40 years
Patriot Village            (15,019)        13,658        1973/1975/1977         -        5 - 40 years
Potomac View                  (617)         8,921               -             1994       5 - 40 years
Skyline Mall                (7,848)         7,202             1977              -        5 - 40 years
Skyline Towers             (15,795)        10,504             1972              -        5 - 40 years
Statesman                   (3,527)         1,396             1961              -        5 - 40 years
Suburban Tower                (380)         6,463               -             1995       5 - 40 years
2501 Porter Street          (4,982)        14,489           1987/1988           -        5 - 40 years
Van Ness                      (320)        42,632             1970            1996       5 - 40 years
Water Park Towers          (10,299)        33,990             1989              -        5 - 40 years
Westerly                    (1,113)        23,098             1995              -        5 - 40 years
Windsor Towers              (4,059)         2,028             1965              -        5 - 40 years
Worldgate Centre           (10,147)        34,704             1990              -        5 - 40 years
Development Properties:
Courthouse Place                 -         23,473      Under construction       -            N/A
One Superior Place               -         10,808      Under construction       -            N/A
Springfield Station              -         18,812      Under construction       -            N/A
                         -------------------------
                         $(210,186)      $804,323
                         =========================

(1) Encumbrances include $352.4 million of mortgage loans collateralized by three separate pools, and approximately $105 million drawn on the Operating Partnership's lines of credit ("LOC") collateralized by the properties noted. As of December 31, 1997, the mortgage loan balances relating to Mortgage Pool One ("One"), Mortgage Pool Two ("Two"), and Mortgage Pool Three ("Three") are $110,140, $125,214, and $117,000 respectively.

(2) 2000 Commonwealth was acquired in exchange for Operating Partnership units valued at $13,940 and the assumption of an existing mortgage of approximately $13,310. Crystal Plaza was acquired in exchange for Operating Partnership units valued at $8,725 and the assumption of an existing mortgage of approximately $33,000. Crystal Towers was acquired in exchange for Operating Partnership units valued at $23,939 and the assumption of an existing mortgage of approximately $46,002. The Kenmore Apartments was acquired in exchange for Operating Partnership units valued at $14,465 and the assumption of an existing mortgage of approximately $1,172. Lincoln Towers was acquired by sale of stock of approximately $76,000 and a draw on the LOC of approximately $10,897. One East Delaware was acquired with a draw on the LOC of approximately $42,500.

     The aggregate cost for Federal income tax purposes of the Operating Partnership's investment in real estate was approximately $895.6 million and $652.4 million at December 31, 1997 and 1996, respectively. The changes in total real estate and accumulated depreciation for the three years ended December 31 are as follows (in thousands):

                                    Total Real Estate Assets
                               -----------------------------------
                                  1997         1996        1995
                               -----------  ----------  ----------

BALANCE, beginning of year      $  660,000   $587,114    $471,920
 Acquisitions                      288,605     65,836     110,487
 Development                        53,093          -           -
 Improvements                       12,811      7,425       4,709
 Retirements and write-offs              -       (375)         (2)
                                ----------   --------    --------
BALANCE, end of year            $1,014,509   $660,000    $587,114
                                ==========   ========    ========




                                    Accumulated Depreciation
                               ----------------------------------
                                  1997         1996       1995
                               -----------  ----------  ---------
BALANCE, beginning of year      $  189,907   $172,624    $156,707
 Depreciation expense               20,279     17,658      15,917
 Retirements and write-offs              -       (375)          -
                                ----------   --------    --------
BALANCE, end of year            $  210,186   $189,907    $172,624
                                ==========   ========    ========




    ITEM                                DOCUMENT                                 PAGE
  --------                              --------                                 ----
   **2.1  Third Party Management and Leasing, Hotel Asset Management                -
          and Corporate Services Business Transfer Agreement by and
          between Charles E. Smith Residential Realty, Inc. and Smith
          Property Management, Inc.

   **2.2  REIT Properties Management and Leasing Business Transfer                  -
          Agreement by and between Charles E. Smith Management, Inc.
          and Charles E. Smith Residential Realty L.P.

   **2.3  Assignment by Robert H. Smith, Clarice R. Smith, Robert P.                -
          Kogod and Arlene R. Kogod to Charles E. Smith Management,
          Inc. of 99% of all Partnership Interests of Residential Associates
          Limited Partnership

   **2.4  Assignment and Assumption Agreement by Residential                        -
          Associates Limited Partnership and Charles E. Smith Residential
          Realty L.P.

   **2.5  Debt Assumption Agreement and Accord and Satisfaction of                  -
          Debt by Charles E. Smith Management, Inc. and Charles E.
          Smith Residential Realty L.P.

   **2.6  Debt Contribution Agreement between Charles E. Smith                      -
          Management, Inc. and Charles E. Smith Residential Realty L.P.
          (the "Operating Partnership")

   **3.1  First Amended and Restated Agreement of Limited Partnership               -
          of the Operating Partnership, as amended




    ITEM                                DOCUMENT                                 PAGE
  --------                              --------                                 ----

   **3.2  Certificate of Limited Partnership of the Operating Partnership           -

     3.3  Articles Supplementary to Amended and Restated Articles of
          Incorporation of the Company (Incorporated by reference to
          Exhibit No. 3.1 of Operating Partnership's Quarterly Report on
          Form 10-Q for the Quarter Ended June 30, 1997)                            -

     3.4  Articles Supplementary of the Company for Classifying and
          Designating Series B Cumulative Convertible Redeemable
          Preferred Stock   (Incorporated by reference to Exhibit No. 4.1 of
          the Operating Partnership's Report on Form 8-K dated October 3,           -
          1997 and filed October 20, 1997)

     3.5  Certificate of Correction relating to Articles Supplementary for
          Series B Cumulative Convertible Redeemable Preferred Stock
          (Incorporated by reference to Exhibit No. 4.2 of the Operating
          Partnership's Report on Form 8-K dated October 3, 1997 and                -
          filed October 20, 1997)

     3.6  Articles Supplementary for Series C Cumulative Redeemable
          Preferred Stock   (Incorporated by reference to Exhibit No. 3.5 in
          the Company's Registration Statement on Form S-3, File No.
          333-17053)                                                                -

     *4.1  Amended and Restated Articles of Incorporation of Charles E.              -
          Smith Residential Realty, Inc. (the "Company")

     4.2  Amended and Restated Bylaws of the Company (Incorporated by               -
          reference to the same titled and numbered exhibit in the
          Company's Registration Statement on Form S-3 (File No. 33-                -
          93986)

     4.3  Ninth Amendment to Amended and Restated Agreement of
          Limited Partnership of the Operating Partnership (Incorporated
          by reference to Exhibit No. 4.1 of the Operating Partnership's
          Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1997)

     4.4  Tenth Amendment to Amended and Restated Agreement of                    E-1
          Limited Partnership of the Operating Partnership

  **10.1  Noncompetition Agreement by and among the Company, the                    -
          Operating Partnership and Robert P. Kogod and Robert H. Smith

  **10.2  Registration Rights and Lock-up Agreement                                 -



    ITEM                                DOCUMENT                                 PAGE
  --------                              --------                                 ----

  **10.3  Pledge Agreement                                                          -

  **10.4  First Amended and Restated 1994 Employee Stock and Unit                   -
          Option Plan

  **10.5  First Amended and Restated 1994 Employee Restricted Stock                 -
          and Restricted Unit Plan

  **10.6  Non-Employee Directors Stock Option Plan                                  -

  **10.7  Subscription Agreement                                                    -

  **10.8  Voting Stock Partnership Agreement for Smith Property                     -
          Management Partnership

  **10.9  Voting Stock Partnership Agreement for Smith Management                   -
          Construction Partnership

 **10.10  Voting Stock Partnership Agreement for Consolidated                       -
          Engineering Services Partnership

 **10.11  Amended and Restated Articles of Incorporation of Smith Realty            -
          Company

  *10.12  By-Laws of Smith Property Management, Inc.                                -

  *10.13  Articles of Incorporation of Smith Management Construction,               -
          Inc.

  *10.14  By-Laws of Smith Management Construction, Inc.                            -

  *10.15  Articles of Incorporation of Consolidated Engineering Services,           -
          Inc.

  *10.16  By-Laws of Consolidated Engineering Services, Inc.                        -

  *10.17  Certificate of Incorporation of Smith One, Inc.                           -

  *10.18  By-Laws of Smith One, Inc.                                                -

 **10.19  Agreement of Limited Partnership of Smith Property Holdings               -
          One L.P.

 **10.20  Agreement of Limited Partnership of Smith Property Holdings               -
          One (D.C.) L.P.

  *10.21  Certificate of Incorporation of Smith Two, Inc.                           -

  *10.22  By-Laws of Smith Two, Inc.                                                -

 **10.23  Agreement of Limited Partnership of Smith Property Holdings               -
          Two L.P.



    ITEM                                DOCUMENT                                 PAGE
  --------                              --------                                 ----

 **10.24  Agreement of Limited Partnership of Smith Property Holdings               -
          Two (D.C.) L.P.

  *10.25  Certificate of Incorporation of Smith Three, Inc.                         -

  *10.26  By-Laws of Smith Three, Inc.                                              -

 **10.27  Agreement of limited Partnership of Smith Property Holdings               -
          Three L.P.

 **10.28  Agreement of Limited Partnership of Smith Property Holdings               -
          Three (D.C.) L.P.

  *10.29  Certificate of Incorporation of Smith Four, Inc.                          -

  *10.30  By-Laws of Smith Four, Inc.                                               -

 **10.31  Agreement of Limited Partnership of Smith Property Holding                -
          Four L.P.

 **10.32  Amended and Restated Certificate of Incorporation of Smith                -
          Five, Inc.

  *10.33  By-Laws of Smith Five, Inc.                                               -

 **10.34  Agreement of Limited Partnership of Smith Property Holdings               -
          Five (D.C.) L.P.

 **10.35  License Agreement between Charles E. Smith Management, Inc.               -
          and the Company

 **10.36  License Agreement between Charles E. Smith Management, Inc.               -
          and the Operating Partnership

   10.37  Agreement of Limited Partnership of Smith Property Holdings               -
          Five L.P. (Incorporated by reference to Exhibit No. 10.1 of the
          Operating Partnership's Quarterly Report on Form 10-Q for the
          Quarter Ended September 30, 1994)

 **10.38  Certificate of Limited Partnership of Smith Property Holdings             -
          Five L.P.

 **10.39  Amended and Restated Credit Agreement by and between the                  -
          Operating Partnership and PNC Bank, National Association, et
          al.


    ITEM                                DOCUMENT                                 PAGE
  --------                              --------                                 ----

   10.40  Deed of Trust and Security Agreement between Smith Property               -
          Holdings Three L.P. ("Smith Three") and The Northwestern
          Mutual Life Insurance Company ("Northwestern") (Incorporated
          by reference to Exhibit No. 10.2 of the Operating Partnership's
          Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1994)

   10.41  Guarantee of Recourse Obligations by Smith Three and the                  -
          Operating Partnership (Incorporated by reference to Exhibit No.
          10.3 of the Operating Partnership's Quarterly Report on Form 10-
          Q for the Quarter Ended June 30, 1994)

   10.42  Absolute Assignment of Leases and Rents between Smith Three               -
          and Northwestern (Incorporated by reference to Exhibit No. 10.4 of the Operating Partnership's Quarterly Report on Form 10-Q for
          the Quarter Ended June 30, 1994)

   10.43  Promissory Note of Smith Three to Northwestern (Incorporated              -
          by reference to Exhibit No. 10.5 of the Operating Partnership's
          Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1994)

   10.44  Purchase Money Deed of Trust and Security Agreement between               -
          Smith Property Holdings Three (D.C.) L.P. ("Smith Three D.C.")
          and Northwestern (Incorporated by reference to Exhibit No. 10.6 of the Operating Partnership's Quarterly Report on Form 10-Q for
          the Quarter Ended June 30, 1994)

   10.45  Guarantee of Recourse Obligations by Smith Three D.C. and the             -
          Operating Partnership (Incorporated by reference to Exhibit No.
          10.7 of the Operating Partnership's Quarterly Report on Form 10-
          Q for the Quarter Ended June 30, 1994)

   10.46  Absolute Assignment of Leases and Rents between Smith Three               -
          D.C. and Northwestern (Incorporated by reference to Exhibit No.
          10.8 of the Operating Partnership's Quarterly Report on Form 10-
          Q for the Quarter Ended June 30, 1994)

   10.47  Purchase Money Promissory Note of Smith Three D.C. to                     -
          Northwestern (Incorporated by reference to Exhibit No. 10.9 of the Operating Partnership's Quarterly Report on Form 10-Q for
          the Quarter Ended June 30, 1994)


    ITEM                                DOCUMENT                                 PAGE
  --------                              --------                                 ----

   10.48  Supplemental Loan Agreement by and among Smith Property                   -
          Holdings Two L.P. ("Smith two"), Smith Property Holdings Two
          (D.C.) L.P. ("Smith Two D.C.") and GMAC Mortgage
          Corporation of PA ("GMAC") (Incorporated by reference to
          Exhibit No. 10.10 of the Operating Partnership's Quarterly Report
          on Form 10-Q for the Quarter Ended June 30, 1994)

   10.49  Multifamily Note of Smith Two to GMAC (Incorporated by                    -
          reference to Exhibit No. 10.11 of the Operating Partnership's
          Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1994)

   10.50  Multifamily Note of Smith Two D.C. to GMAC (Incorporated by               -
          reference to Exhibit No. 10.12 of the Operating Partnership's
          Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1994)

   10.51  Supplemental Loan Agreement by and among Smith Property                   -
          Holdings One L.P. ("Smith One D.C."), Smith Property Holdings
          One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated
          by reference to Exhibit No. 10.13 of the Operating Partnership's
          Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1994)

   10.52  Multifamily Note of Smith One to GMAC (Incorporated by                    -
          reference to Exhibit No. 10.14 of the Operating Partnership's
          Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1994)

   10.53  Multifamily Note of Smith One D.C. to GMAC (Incorporated by               -
          reference to Exhibit No. 10.15 of the Operating Partnership's
          Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1994)

   10.54  Absolute Assignment of Leases and Rents by Smith One D.C. to              -
          GMAC (Incorporated by reference to Exhibit No. 10.16 of the
          Operating Partnership's Quarterly Report on Form 10-Q for the
          Quarter Ended June 30, 1994)

   10.55  Property Management Agreement by and between Smith One and                -
          the Operating Partnership (Incorporated by reference to Exhibit
          No. 10.17 of the Operating Partnership's Quarterly Report on
          Form 10-Q for the Quarter Ended June 30, 1994)



    ITEM                                DOCUMENT                                 PAGE
  --------                              --------                                 ----

   10.56  Multifamily Deed of Trust, Assignment of Rents and Security               -
          Agreement between Smith One D.C. and GMAC (Incorporated
          by reference to Exhibit No. 10.18 of the Operating Partnership's
          Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1994)

   10.57  Commercial Leasing and Property Management Agreement                      -
          between Smith Three and the Operating Partnership
          (Incorporated by reference to Exhibit No. 10.19 of the Operating
          Partnership's Quarterly Report on Form 10-Q for the Quarter
          Ended June 30, 1994)

 **10.58  Agreement of Limited Partnership of Smith Employment                      -
          Services L.P.

 **10.59  Certificate of Limited Partnership of Smith Employment Services           -
          L.P.

   10.60  Second Restated and Amended Agreement of Limited                          -
          Partnership of First Herndon Associated Limited Partnership
          (Incorporated by reference to Exhibit No. 10.1 of the Operating
          Partnership's Quarterly Report on Form 10-Q for the Quarter
          Ended June 30, 1995)

   10.61  Second Amendment to the Certificate of Limited Partnership of             -
          First Herndon Associates Limited Partnership (Incorporated by
          reference to Exhibit No. 10.2 of the Operating Partnership's
          Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1995)

   10.62  Certificate of Incorporation of Smith Six, Inc. (Incorporated by          -
          reference to Exhibit No. 10.1 of the Operating Partnership's
          Quarterly Report on Form 10-Q for the Quarter Ended March 31,
          1995)

   10.63  By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit          -
          No. 10.2 of the Operating Partnership's Quarterly Report on Form
          10-Q for the Quarter Ended March 31, 1995)

   10.64  Agreement of Limited Partnership of Smith Property Holdings               -
          Six L.P. (Incorporated by reference to Exhibit No. 10.3 of the
          Operating Partnership's Quarterly Report on Form 10-Q for the
          Quarter Ended March 31, 1995)

   10.65  Agreement of Limited Partnership of Smith Property Holdings               -
          Six (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.4 of the Operating Partnership's Quarterly Report on Form 10-Q for
          the Quarter Ended March 31, 1995)



    ITEM                                DOCUMENT                                 PAGE
  --------                              --------                                 ----

 **10.66  Certificate of Incorporation of Smith Seven, Inc.                         -

 **10.67  By-Laws of Smith Seven, Inc.                                              -

 **10.68  Agreement of Limited Partnership of Smith Property Holdings               -
          Seven L.P.

 **10.69  Commitment for Mortgage Loan to the Operating Partnership                 -
          from Northwestern Mutual Life Insurance Company

   10.70  Second Amended and Restated Credit Agreement by and                       -
          between the Operating Partnership and PNC Bank, National
          Association, et. al.  (Incorporated by reference to Exhibit No.
          10.1 of the Operating Partnership's Quarterly Report on Form 10-
          Q for the Quarter Ended June 30, 1997)

   10.71  Third Amended and Restated Credit Agreement by and between             E-2
          the Operating Partnership and PNC Bank, National Association,
          et. al.

      21  Subsidiaries of the Registrant                                         E-3

    23.1  Consent of Arthur Andersen LLP                                         E-4

      27  Financial Data Schedule                                                E-5


---------------------
  *INCORPORATED BY REFERENCE TO THE SAME TITLED AND NUMBERED EXHIBIT IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-11, NO. 33-75288.

 **INCORPORATED BY REFERENCE TO THE SAME TITLED AND NUMBERED EXHIBIT IN THE OPERATING PARTNERSHIP'S PREVIOUSLY FILED FORMS 10-K FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996.