Form 10-Q
period 1998-03-31
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 1998-05-15
CIK 906785

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________
                                   FORM 10-Q

                X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                -
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      OR

                __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE PERIOD FROM        TO

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No____
                                              -----

  As of May 1, 1998, there were 30,423,124 Common Units of Limited Partnership of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                   FORM 10-Q
                                     INDEX

                                                               Pages
                                                               -----
PART I - FINANCIAL INFORMATION

  Item 1: Financial Statements

     Charles E. Smith Residential Realty L.P. Financial
     Statements as of March 31, 1998 and December 31, 1997,
     Filed as a Part of This Report

     Consolidated Balance Sheets                                  3

     Consolidated Statements of Operations                        4

     Consolidated Statements of Partner's Equity                  5
     and Other Limited Partners' Interest

     Condensed Consolidated Statements of Cash Flows              6

     Notes to Consolidated Financial Statements                   7

  Item 2:  Management's Discussion and Analysis of
            Financial Condition and Results of Operations        11


PART II - OTHER INFORMATION                                      19


SIGNATURES                                                       21

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                              March 31, 1998               December 31, 1997
                                                                           ---------------------          ---------------------
                                                                               (Unaudited)

        ASSETS
Rental property, net                                                      $             761,217          $             751,230
Rental property under development                                                        70,276                         53,093
Cash and cash equivalents                                                                 2,762                              -
Tenants' security deposits                                                                2,025                          2,453
Escrow funds                                                                             11,893                          7,606
Investment in and advances to Property Service Businesses
    and other                                                                            26,674                         15,905
Deferred charges, net                                                                    16,461                         16,047
Other assets                                                                             17,493                         19,172
                                                                           ---------------------          ---------------------
                                                                          $             908,801          $             865,506
                                                                           =====================          =====================

        LIABILITIES AND EQUITY

Liabilities
    Mortgage loans                                                        $             400,722          $             500,435
    Lines of credit                                                                     185,000                        105,000
    Construction loans                                                                   11,534                          5,536
    Accounts payable and accrued expenses                                                15,723                         13,732
    Tenants' security deposits                                                            2,025                          2,453
                                                                           ---------------------          ---------------------
        Total liabilities                                                               615,004                        627,156
                                                                           ---------------------          ---------------------

Commitments and contingencies

Other Limited Partners' Interest
    14,101,522 and 14,161,102 common units issued and outstanding at March 31, 1998 and December 31, 1997, respectively, at
    redemption value                                                                    468,877                        502,719
                                                                           ---------------------          ---------------------

Partner's Equity
    General Partner's General and Limited Partnership Interest
        Preferred units - Series A Cumulative Convertible
           Redeemable Preferred Units, 1,661,744 units issued
           and outstanding                                                               45,000                         45,000
        Preferred units - Series B Cumulative Convertible
           Redeemable Preferred Units, 1,216,666 units issued
           and outstanding                                                               34,675                         34,675
        Preferred units - Series C Cumulative Redeemable Preferred
           Units, 500 units issued and outstanding                                       50,000                              -
        Common units - 15,329,365 and 14,942,429 units issued and
           outstanding at March 31, 1998 and December 31, 1997,
           respectively                                                                (304,755)                      (344,044)
                                                                           ---------------------          ---------------------
               Total partner's equity                                                  (175,080)                      (264,369)
                                                                           ---------------------          ---------------------

                                                                          $             908,801          $             865,506
                                                                           =====================          =====================

       The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Unit Amounts)


                                                                                          (Unaudited)
                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                        -------------------------------------------------

                                                                                1998                        1997
                                                                        ---------------------      ----------------------
Rental Properties:
     Revenues                                                           $             55,670       $              44,776

     Expenses
         Operating costs                                                             (18,641)                    (16,434)
         Real estate taxes                                                            (3,657)                     (2,917)
         Depreciation and amortization                                                (6,387)                     (4,851)
                                                                        ---------------------      ----------------------
             Total expenses                                                          (28,685)                    (24,202)

Property Service Businesses:
     Equity in income of Property Service Businesses                                     664                         809

Corporate general and administrative expenses                                         (2,025)                     (1,391)
Interest income                                                                          161                         231
Interest expense                                                                     (10,888)                    (11,427)
                                                                        ---------------------      ----------------------

Income before gain on sale and extraordinary item                                     14,897                       8,796

Gain on sale of property                                                               3,120                           -
                                                                        ---------------------      ----------------------

Income before extraordinary item                                                      18,017                       8,796

Extraordinary item - loss on extinguishment of debt                                   (4,702)                          -
                                                                        ---------------------      ----------------------

Net income                                                                            13,315                       8,796

Less:    Income attributable to preferred units                                       (1,490)                          -
                                                                        ---------------------      ----------------------

Net income attributable to common units                                 $             11,825       $               8,796
                                                                        =====================      ======================



Earnings per common unit - basic                                        $               0.40       $                0.37
                                                                        =====================      ======================

     Earnings per common unit - diluted                                 $               0.40       $                0.36
                                                                        =====================      ======================

       The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
 CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY AND OTHER LIMITED PARTNERS' INTEREST
                  (Dollars in Thousands, Except Per Unit Data)



                                                                                         General Partner's General and
                                                                                                Limited Interest
                                                                   -----------------------------------------------------------------

                                                                   Series A Preferred      Series B Preferred     Series C Preferred
                                                                         Units                  Units                   Units
                                                                   --------------------   --------------------  --------------------
Balance, December 31, 1996                                        $                 -   $                 -   $                 -
    Units exchanged for acquisitions                                                -                     -                     -
    Adjustment for unit grants                                                      -                     -                     -
    Net income                                                                      -                     -                     -
    Contribution by Charles E. Smith Residential Realty, Inc.                  45,000                34,675                     -
    Offering costs                                                                  -                     -                     -
    Repurchase and cancellation of Operating Partnership units                      -                     -                     -
    Distributions                                                                   -                     -                     -
    Other                                                                           -                     -                     -
    Adjustment to reflect Other Limited Partners' interest
        at redemption value                                                         -                     -                     -
                                                                   -------------------   -------------------   -------------------

Balance, December 31, 1997                                                     45,000                34,675                     -
    Units exchanged for acquisitions                                                -                     -                     -
    Adjustment for grants                                                           -                     -                     -
    Net income                                                                      -                     -                     -
    Contribution by Charles E. Smith Residential Realty, Inc.                       -                     -                50,000
    Offering costs                                                                  -                     -                     -
    Repurchase and cancellation of Operating Partnership units                      -                     -                     -
    Distributions                                                                   -                     -                     -
    Other                                                                           -                     -                     -
    Adjustment to reflect Other Limited Partners' interest
        at redemption value                                                         -                     -                     -
                                                                   -------------------   -------------------   -------------------

Balance, March 31, 1998 (unaudited)                               $            45,000   $            34,675   $            50,000
                                                                   ===================   ===================   ===================


Units issued and outstanding at March 31, 1998                              1,661,744             1,216,666                   500
                                                                   ===================   ===================   ===================

Units issued and outstanding at December 31, 1997                           1,661,744             1,216,666                     -
                                                                   ===================   ===================   ===================



                                                                                                            Other
                                                                                                      Limited Partners'
                                                                                                           Interest
                                                                                                   -----------------------


                                                                              Common Units                 Common Units
                                                                       ----------------------      -----------------------

Balance, December 31, 1996                                          $             (389,252)     $               351,873
    Units exchanged for acquisitions                                                     -                       75,019
    Adjustment for unit grants                                                           -                          579
    Net income                                                                      26,593                       25,617
    Contribution by Charles E. Smith Residential Realty, Inc.                      124,180                            -
    Offering costs                                                                    (562)                           -
    Repurchase and cancellation of Operating Partnership units                           -                       (2,206)
    Distributions                                                                  (27,151)                     (26,369)
    Other                                                                              244                          110
    Adjustment to reflect Other Limited Partners' interest
        at redemption value                                                        (78,096)                      78,096
                                                                     ----------------------      -----------------------

Balance, December 31, 1997                                                        (344,044)                     502,719
    Units exchanged for acquisitions                                                     -                        8,820
    Adjustment for grants                                                                -                          181
    Net income                                                                       7,444                        5,871
    Contribution by Charles E. Smith Residential Realty, Inc.                            -                            -
    Offering costs                                                                  (1,004)                           -
    Repurchase and cancellation of Operating Partnership units                           -                         (594)
    Distributions                                                                   (9,750)                      (7,206)
    Other                                                                              120                        1,565
    Adjustment to reflect Other Limited Partners' interest
        at redemption value                                                         42,479                      (42,479)
                                                                     ----------------------      -----------------------

Balance, March 31, 1998 (unaudited)                                 $             (304,755)     $               468,877
                                                                     ======================      =======================


Units issued and outstanding at March 31, 1998                                  15,329,365                   14,101,522
                                                                     ======================      =======================

Units issued and outstanding at December 31, 1997                               14,942,429                   14,161,102
                                                                     ======================      =======================

       The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                             (Unaudited)
                                                                                         For the Three Months
                                                                                           Ended March 31,
                                                                             ---------------------------------------------

                                                                                    1998                      1997
                                                                             -------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                        $            26,974        $           15,873

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions and development of rental property                                     (22,234)                   (1,811)
    Additions to rental property                                                         (3,647)                   (1,696)
    Increase in investment in and advances
        to Property Service Businesses and other                                        (10,769)                   (5,309)
    Acquisition deposits and other                                                       (2,516)                     (552)
                                                                             -------------------        ------------------
           Net cash used by investing activities                                        (39,166)                   (9,368)
                                                                             -------------------        ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions by Charles E. Smith Residential Realty, Inc.:
        Common units                                                                          -                    82,968
        Preferred units                                                                  48,996                         -
    Mortgages, net                                                                      (99,713)                   (9,194)
    Lines of credit, net                                                                 80,000                   (54,400)
    Constuction loans, net                                                                5,998                   (17,686)
    Prepayment penalties                                                                 (3,025)                        -
    Distributions                                                                       (16,956)                  (11,115)
    Other, net                                                                             (346)                      245
                                                                             -------------------        ------------------
           Net cash provided (used) by financing activities                              14,954                    (9,182)
                                                                             -------------------        ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 2,762                    (2,677)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                -                     3,898
                                                                             -------------------        ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $             2,762        $            1,221
                                                                             ===================        ==================


SUPPLEMENTAL INFORMATION:
    Capitalized interest                                                    $               967        $                8
    Purchase of property in exchange for Operating Partnership units                      8,820                    47,129
    Purchase of property in exchange for assumption of debt                                   -                    80,164
    Proceeds held in escrow from sale of rental property                                  4,308                         -

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of March 31, 1998 and the results of operations for the interim periods ended March 31, 1998 and 1997. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Operating Partnership's Annual Report on Form 10-K.

    The Operating Partnership and its subsidiaries are engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of March 31, 1998, the Operating Partnership owned 46 operating multifamily properties containing 18,296 apartment units, and two retail shopping centers aggregating 436,000 square feet. The Operating Partnership also had approximately 2,000 units under construction at three additional sites. The Operating Partnership also owns substantially all of the economic interest in entities which provide multifamily and retail property management and leasing, construction and construction management services, engineering and technical services, and financial advisory services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

2.  ACQUISITIONS AND DISPOSITIONS

    In January 1998, the Operating Partnership completed the acquisition of two multifamily properties in northwest Washington, D.C. totaling 287 apartment units. The total cost of approximately $13.8 million was comprised of 254,000 Operating Partnership units valued at approximately $8.8 million, $3.2 million cash and approximately $1.8 million of initial capital improvements. One of the properties was an affiliate in which the Operating Partnership previously owned a minority interest. Both properties were previously managed by the Operating Partnership.

    In March 1998, the Operating Partnership sold a 227-unit multifamily property located in southeast Washington, D.C. for $4.4 million. The Operating Partnership recognized a gain on the sale of $3.1 million.

3.  CAPITAL CONTRIBUTIONS

    In January 1998, Charles E. Smith Residential Realty, Inc. (the "Company"), which is the general partner of the Operating Partnership, sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, for $49.0 million, which is net of offering costs of $1.0 million. The Company contributed the proceeds to the Operating Partnership in exchange for 500 Series C Cumulative Redeemable Preferred Units ("Series C Preferred Units"), created by an amendment to the Agreement of Limited Partnership - designating and establishing the rights and privileges of the Series C Preferred Unitholders which include certain distribution and liquidation preferences over the common unitholders. The Series C Preferred Units have a liquidation preference of $100,000 per unit and an initial annual distribution rate of $7,910 per unit. If the Series C Preferred Units or an equivalent security of the Company receives an investment grade rating, the annual distribution rate will decrease by $250 per unit. Distributions are cumulative and are payable quarterly. The Operating Partnership may redeem Series C Preferred Units after February 1, 2028, at the liquidation price plus accrued distributions.

4.  PER UNIT DATA

    Earnings per common unit of the Operating Partnership for the three months ended March 31, 1998 and 1997 is computed based on weighted average common units outstanding during the periods as follows (in millions):

                                        1998           1997
                                    --------------  --------------
                                    Basic  Diluted  Basic  Diluted
                                    -----  -------  -----  -------
    Weighted Average Common Units    29.4     29.6   24.0    24.1

    A reconciliation of income (before extraordinary item) and units used to calculate basic and diluted earnings per common unit for the three months ended March 31, 1997 follows (dilutive securities had no effect on earnings for the three months ended March 31, 1998):

                                                      Weighted     Per Unit
                                          Income   Average Units    Amount
                                          -------  --------------  ---------
                                          (000's)     (000's)
Earnings per unit - Basic
 Income attributable to common
 unitholders before extraordinary item    $8,796          24,011      $0.37
Effect of Dilutive Securities
 Options                                                     124       (.01)
                                          ------          ------   --------
Earnings per unit - Diluted               $8,796          24,135      $0.36
                                          ======          ======   ========

    Options to purchase 790,750 shares of the Company's common stock at $35 per share were not included in the computation of diluted earnings per unit because the options' exercise price was higher than the average price of the Company's common shares. All convertible preferred units were also excluded from the calculation of diluted earnings per unit since the preferred distributions paid per unit exceeded basic earnings per unit.

5. FORWARD CONTRACTS

   At March 31, 1998, the Operating Partnership held two treasury lock contracts totaling $70 million (of notional value) to reduce its exposure to anticipated financing transactions. The Operating Partnership does not hold or issue derivative financial instruments for speculative or trading purposes. The forward contracts, which are over-the-counter instruments, are non-leveraged and involve little complexity.

   The contracts have a fair value representing an unrealized gain of approximately $0.3 million. Realized gains or losses on forward contracts will be deferred and reported in income when the related transactions being hedged are recognized. There were no realized gains or losses at March 31, 1998.

6. NEW ACCOUNTING PRONOUNCEMENTS

   The Operating Partnership will adopt Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998 which are not expected to have a significant impact on the Operating Partnership's reporting or disclosure.

7. OTHER LIMITED PARTNERS' INTEREST

   Limited partnership units of the Other Limited Partners may be redeemed at the unitholders' discretion. At the option of the Company, such redemption may be made for cash, at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis. As of March 31, 1998, approximately 18.3 million shares of the Company's authorized common stock had been reserved for possible issuance upon redemption of limited partnership units.

   In accordance with generally accepted accounting principles, the Other Limited Partners' redemption rights are not included in partners' equity. Consequently, the accompanying consolidated balance sheets and statements of partner's equity reflect the Other Limited Partners' Interest in the Operating Partnership, measured at redemption value. Such interest is deducted from partner's equity.

8. EXTRAORDINARY ITEM

   The Operating Partnership extinguished debt during the first quarter of 1998 and recognized an extraordinary loss related to the payment of yield maintenance premiums and write-offs of unamortized loan fees.

   The $110.1 million principal balance of Mortgage Pool One was partially repaid on February 28, 1998, in conjunction with the sale of Oxford Manor, and fully repaid on March 31, 1998. The total extraordinary loss of $4.1 million consisted of a $2.9 million yield maintenance premium and a $1.2 million non-cash write-off of unamortized loan fees.

   In February 1998, the Operating Partnership terminated its existing $100 million line of credit and entered into a new $250 million, unsecured line of credit with PNC Bank, Nations Bank, and U.S. Bank which matures in March 2001. Draws upon the new line are subject to certain unencumbered asset requirements and bear interest at a selected London Interbank Offer Rate (LIBOR) plus 75 to 110 basis points based on the leverage ratio of the Operating Partnership. If the Operating Partnership receives an investment grade rating, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating. The Operating Partnership repaid the balance outstanding under the $100 million line and recognized an extraordinary loss of $0.3 million for the write-off of unamortized loan fees.

   During the quarter, the Operating Partnership also recognized an extraordinary loss of $0.3 million due to the write-off of unamortized loan fees associated with refinanced mortgage loans totaling $9.2 million.

9. SUBSEQUENT EVENTS

   In April 1998, the Operating Partnership acquired a 299-unit multifamily property in Arlington, Virginia ("Parc Vista") for approximately $39 million cash which was funded from the line of credit. The property had been managed by the Operating Partnership as of January 1, 1998.

   In April 1998, the Operating Partnership acquired a 1,075-unit multifamily property in Chicago, Illinois ("McClurg Court") for approximately $70 million cash. The acquisition was partially funded through the final draw of $26.5 million under the Company's convertible preferred stock agreement with Security Capital Group, Inc. The balance of the acquisition was funded from the line of credit.

   In April 1998, the Operating Partnership acquired 0.75 acres of undeveloped land in northwest Washington, D.C. for approximately $3.2 million. The Operating Partnership plans to build a 160-unit luxury multifamily property on this site at an estimated cost of $22.4 million.

   In April 1998, the Operating Partnership priced a $53 million, ten year secured loan from Prudential at a fixed coupon rate of 6.88%. The Operating Partnership also terminated a $20 million (notional value) treasury lock contract at a gain of $0.4 million which will be amortized over the term of the Prudential loan. The Operating Partnership also increased its new line of credit with PNC Bank, Nations Bank, and U.S. Bank from $250 million to $275 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three months ended March 31, 1998 and 1997 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships.

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

RENTAL PROPERTIES

  Revenues, expenses and income from the multifamily and retail properties for the three months ended March 31, 1998 and 1997 were as follows (in thousands):

                                        Three Months Ended March 31,
                                       ------------------------------
                                            1998            1997
                                       --------------  --------------
Multifamily Properties - Core/(1)/
  Revenues                                  $ 41,307        $ 39,764
  Expenses                                   (17,024)        (17,345)
                                            --------        --------
  Income before depreciation                $ 24,283        $ 22,419
                                            ========        ========

Multifamily Properties -
  Acquisitions and Development/(2)/
  Revenues                                  $ 11,900        $  2,710
  Expenses                                    (4,478)         (1,168)
                                            --------        --------
  Income before depreciation                $  7,422        $  1,542
                                            ========        ========

Retail Properties
  Revenues                                  $  2,463        $  2,302
  Expenses                                      (796)           (838)
                                            --------        --------
  Income before depreciation                $  1,667        $  1,464
                                            ========        ========

Total Rental Properties
  Revenues                                  $ 55,670        $ 44,776
  Expenses                                   (22,298)        (19,351)
  Depreciation                                (6,387)         (4,851)
                                            --------        --------
  Income from Rental Properties             $ 26,985        $ 20,574
                                            ========        ========

/(1)/ Represents properties owned as of December 31, 1996.
/(2)/ Includes operations of Oxford Manor which was sold in February 1998.

PROPERTY SERVICE BUSINESSES

  Revenues, expenses and income from the various Property Service Businesses for the three months ended March 31, 1998 and 1997 were as follows (in thousands):

                                         Three Months Ended March 31,
                                        ------------------------------
                                             1998            1997
                                             ----            ----

Multifamily and Retail Property
Management Services
  Revenues                                   $  2,757        $  2,561
  Expenses                                     (2,669)         (2,404)
                                             --------        --------
  Income before depreciation                 $     88        $    157
                                             ========        ========

Interior Construction and Renovation
Services
  Net fee revenues                           $  1,283        $  1,351
  Expenses                                     (1,302)         (1,223)
                                             --------        --------
  Income before depreciation                 $    (19)       $    128
                                             ========        ========
Engineering and Technical Services
(including reimbursed costs)
  Revenues                                   $ 14,847        $ 12,301
  Expenses                                    (14,114)        (11,273)
                                             --------        --------
  Income before depreciation                 $    733        $  1,028
                                             ========        ========
Financing Services
  Revenues                                   $    465        $      -
  Expenses                                       (235)           (243)
                                             --------        --------
  Income before depreciation                 $    230        $   (243)
                                             ========        ========

Total Property Service Businesses
  Revenues                                   $ 19,352        $ 16,213
  Expenses                                    (18,320)        (15,143)
  Depreciation                                   (368)           (261)
                                             --------        --------
  Income from Property
    Service Businesses                       $    664        $    809
                                             ========        ========

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997.

  SUMMARY. Net income of the Operating Partnership increased $4.5 million, or 51.4%, from $8.8 million for the three months ended March 31, 1997 to $13.3 million for the three months ended March 31, 1998. Funds from Operations ("FFO") of the Operating Partnership increased $7.1 million, or 51.4%, from $13.6 million to $20.7 million during the same period. The increases in both net income and FFO are primarily attributable to the acquisition of eight properties totaling 3,323 apartment units during 1997 and the first quarter of 1998. In addition, income from the core portfolio increased 8.3% over the prior year period due primarily to increased rents and revenue initiatives as well as expense savings.

  RENTAL PROPERTIES. Revenue from all rental properties increased $10.9 million, or 24.3%, from $44.8 million for the three months ended March 31, 1997 to $55.7 million for the three months ended March 31, 1998. The eight acquisition properties (defined as properties acquired subsequent to December 31, 1996) contributed approximately 84%, or $9.2 million, of the total rental revenue increase. Six of the acquisition properties (comprising 3,036 apartment units) were acquired during 1997 and two (comprising 287 units) were acquired in the first quarter of 1998. The core portfolio revenue increased $1.5 million, or 3.9%, over the prior year period. The retail portfolio revenue increased $0.2 million, or 7.0%, over the prior year period.

  Average economic occupancy for the core portfolio decreased to 94.8% for the three months ended March 31, 1998 compared to 96.1% for the comparable prior year quarter due to management's continued emphasis on maximizing rents. As a result, average monthly revenue per core apartment unit increased from $885 during the first quarter of 1997 to $920 per unit during the first quarter of 1998.

  Expenses (including depreciation) from all rental operations increased $4.5 million, or 18.5%, from $24.2 million during the first quarter of 1997 to $28.7 million during the current quarter. Approximately $4.7 million of the increase, including depreciation expense of $1.4 million, resulted from the eight properties in the acquisition portfolio. Expenses for the core portfolio decreased $0.2 million, net of a $0.2 million increase in depreciation expense, due primarily to utility savings related to a mild winter as well as timing of certain repair and maintenance projects.

  PROPERTY SERVICE BUSINESSES. The Operating Partnership uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

  Income from the Property Service Businesses decreased from $0.8 million in the first quarter of 1997 to $0.7 million in the first quarter of 1998.
Interior Construction and Renovation Services reported a net loss for the quarter primarily due to cost overruns and unrecovered owner change orders incurred on a large outside contract. While losses have been fully reflected in the operating results, the Operating Partnership is currently pursuing an arbitration claim which may result in the recovery of a portion of the owner change orders. Income before depreciation for Multifamily and Retail Property Management Services decreased $0.1 million during the first quarter of 1998 as compared to the prior year quarter due primarily to a decrease in third party management fees related to acquired properties previously managed by the Operating Partnership. Income before depreciation for Engineering and Technical Services decreased $0.3 million, despite a 20.7% increase in revenues during the quarter, due to a decrease in high margin HVAC repair and replacement projects attributable to the mild winter which reduced demand for mechanical repairs.

  OTHER. Corporate general and administrative expenses increased 45.6% compared to the prior year quarter due primarily to additional personnel added in mid-1997 to expand the Operating Partnership's acquisition and development program outside of the Washington, D.C. metropolitan area to other U.S. cities with strong urban multifamily markets. Interest expense decreased $0.5 million during the quarter, or 4.7%, primarily due to the Operating Partnership's deleveraging in 1997 through the issuance of equity to finance acquisition and development activities. As a result, the average debt outstanding during the first quarter of 1998 was significantly lower than the prior year.


LIQUIDITY AND CAPITAL RESOURCES

  SUMMARY. Net cash flow provided by operating activities increased $11.1 million from $15.9 million for the three months ended March 31, 1997 to $27.0 million for the three months ended March 31, 1998. The increase is primarily a result of higher cash flow contributed by the core and acquisition portfolios and an increase of $2.0 million in accounts payable due primarily to property acquisitions and accrued real estate taxes.

  Net cash flows used by investing activities increased $29.8 million during the first quarter of 1998 due primarily to investments in projects under construction. There were no active construction projects during the first quarter of 1997.

  Net cash flows provided by financing activities was $15.0 million for the three months ended March 31, 1998, primarily comprised of $49.0 million of net cash inflow from the placement of perpetual preferred units (at an annual dividend rate of 7.91%) less $13.7 million of net debt repayments, $3 million of prepayment penalties and $17.0 million of distributions. Net cash flows used by financing activities of $9.2 million in the comparable prior year period primarily consisted of $81.3 million of debt repayments and $11.1 million of distributions partially offset by $83.0 million of cash inflow from the issuance of common units.

  FUNDS FROM OPERATIONS. Funds from Operations is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to cash flow as a measure of liquidity or ability to make distributions. The Operating Partnership considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

  Funds from Operations for the three months ended March 31, 1998 and 1997 are computed as follows (in thousands):

                                     Three Months Ended March 31,
                                     -----------------------------
                                          1998           1997
                                     --------------  -------------
Net Income                                 $13,315         $ 8,796

Perpetual Preferred Distributions             (626)              -
Depreciation of Real Property                6,387           4,851
Gain on sale of property                    (3,120)              -
Extraordinary Item                           4,702               -
                                           -------         -------
Funds from Operations                      $20,658         $13,647
                                           =======         =======

DEBT

  In February 1998, the Operating Partnership terminated its existing $100 million line of credit and entered into a new $250 million, unsecured line of credit with PNC Bank, NationsBank, and U.S. Bank which matures in March 2001. The Operating Partnership repaid the balance outstanding under the $100 million line and recognized an extraordinary loss of $0.3 million related to the extinguishment of such debt. In April 1998, the new line was increased to $275 million.

  In March 1998, the Operating Partnership repaid $110.1 million of mortgage debt with borrowings under the new line of credit. The Operating Partnership recognized an extraordinary loss of $4.1 million related to the payment of $2.9 million of yield maintenance premium as well as the write-off of unamortized loan fees of $1.2 million.

  During the first quarter, the Operating Partnership repaid mortgage loans totaling $9.2 million and recognized an extraordinary loss of $0.3 million due to the write-off of unamortized loan fees.

  As of March 31, 1998, the Operating Partnership had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.45%, as follows:

                                Dollars in        % of
                                Thousands         Total
                                ----------        ------
Fixed rate debt:
  Mortgages                       $387,502         64.9%
  $83M line of credit               30,000          5.0%
Variable rate debt:
  Mortgages                         13,220          2.2%
  $250M line of credit/(1)/        155,000         26.0%
  Construction loan                 11,534          1.9%
                                  --------        -----
                                  $597,256        100.0%
                                  ========        =====

/(1)/ Increased to $275M in April 1998


  As of March 31, 1998, the Operating Partnership had $148 million of unused borrowing capacity available on lines of credit and $26.5 million available under its convertible preferred stock agreement. Amounts outstanding under lines of credit averaged $110.7 million for the three months ended March 31, 1998 compared to $90.2 million for the three months ended March 31, 1997.

  As of March 31, 1998, the Operating Partnership's Debt to Total Market Capitalization Ratio was 34.7% (based on 29.4 million common units and 2.9 million convertible preferred units outstanding at the Company's stock price of $33.25) versus 35.0% as of December 31, 1997 and 42.9% as of March 31, 1997.
The decreases are attributable to the 1997 and 1998 equity offerings, acquisitions funded via Operating Partnership unit exchanges, and a higher stock price of the Company. The Operating Partnership's Interest Coverage Ratio for the three months ended March 31, 1998 was 3.01 to 1 compared to 2.36 for the comparable prior year period.

CAPITAL EXPENDITURES

  For the three months ended March 31, 1998, total capital improvements were $3.6 million, of which $3.1 million were for the core portfolio ($210 per unit). Approximately 71% of the capital expenditures on the core portfolio in 1998 are considered by management to generate net operating income ("NOI") by increasing revenue or decreasing expenses ("NOI generating"). The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate NOI ("non-NOI generating"). A summary of core capital expenditures follows:

                                   Total $     Actual # of    Average $ Per  Average $ Per
Expenditure Type                   Spent      Units Improved  Unit Improved   Core Unit
----------------               -------------  --------------  -------------   ---------
                               (in thousands)
Installations/Replacements:
  Appliances                          $  286             449         $  637       $ 19
  Carpet                                 231             165          1,400         15
  Other                                   71           1,815             39          5
Water saving devices                     691           3,664            189         46
Renovations:
  Kitchen                                439             677            648         29
  Bath                                   517           1,264            409         35
                                      ------                                      ----
Total NOI generating
  improvements                         2,235                                       149

Non-NOI generating
  improvements                           905                                        61
                                      ------                                      ----

Total capital expenditures
  - core portfolio                    $3,140                                      $210
                                      ======                                      ====

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

  None

ITEM 2.  CHANGES IN SECURITIES.

  In January 1998, Charles E. Smith Residential Realty, Inc. (the "Company"), which is the general partner of the Operating Partnership, sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, for $49.0 million, which is net of offering costs of $1.0 million. The Company contributed the proceeds to the Operating Partnership in exchange for 500 Series C Cumulative Redeemable Preferred Units ("Series C Preferred Units"), created by an amendment to the Agreement of Limited Partnership designating and establishing the rights and privileges of the Series C Preferred Unitholders which include certain distribution and liquidation preferences over the common unitholders. The Series C Preferred Units have a liquidation preference of $100,000 per unit and an initial annual distribution rate of $7,910 per unit. If the Series C Preferred Units or an equivalent security of the Company receives an investment grade rating, the annual distribution rate will decrease by $250 per unit. Distributions are cumulative and are payable quarterly. The Operating Partnership may redeem Series C Preferred Units after February 1, 2028, at the liquidation price plus accrued distributions.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5. OTHER INFORMATION.

  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

      99.1 Fifteenth Amendment to First Amended and Restated Agreement of Limited Partnership of the Operating Partnership.

  (b) Reports on Form 8-K:

      A Form 8-K dated April 17, 1998 was filed on May 13, 1998 to report the Operating

      Partnership's acquisition of McClurg Court. Historical and pro forma financial information for this property were included in this Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CHARLES E. SMITH RESIDENTIAL REALTY L.P.

May 14, 1998             By:  /s/  W. D. Minami
                              -------------------------------------------------
                              W. D. Minami
                              Senior Vice President and Chief Financial Officer
                              of Charles E. Smith Residential Realty, Inc.
                              (on behalf of the Registrant and as Principal
                              Financial Officer)

                         By:  /s/  Steven E. Gulley
                              -------------------------------------------------
                              Steven E. Gulley
                              Vice President and Chief Accounting Officer
                              of Charles E. Smith Residential Realty, Inc.