Form 10-Q
period 1998-06-30
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 1998-08-14
CIK 906785

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ___________________
                                   FORM 10-Q

                X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1998

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

  As of August 3, 1998, there were 31,059,103 Common Units of Limited Partnership of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                   FORM 10-Q
                                     INDEX




                                                                         Pages
                                                                         -----
PART I - FINANCIAL INFORMATION

  Item 1: Financial Statements

     Charles E. Smith Residential Realty L.P. Financial
     Statements as of June 30, 1998 (unaudited) and December 31,
     1997, Filed as a Part of This Report

     Consolidated Balance Sheets                                            3

     Consolidated Statements of Operations                                  4

     Consolidated Statements of Partners' Equity and Other Limited
     Partners' Interest                                                     5

     Condensed Consolidated Statements of Cash Flows                        6

     Notes to Consolidated Financial Statements                             7

  Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     13

PART II - OTHER INFORMATION                                                26

SIGNATURES                                                                 28

                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                                                              June 30, 1998  December 31, 1997
                                                                              -------------  -----------------
                                                                               (Unaudited)
     ASSETS

Rental property, net                                                             $  880,162      $ 751,230
Rental property under construction                                                   88,835         53,093
Cash and cash equivalents                                                                 -              -
Tenants' security deposits                                                            2,509          2,453
Escrow funds                                                                         10,379          7,606
Investment in and advances to Property Service Businesses                            31,925         14,141
Deferred charges, net                                                                14,618         16,047
Other assets                                                                         16,026         20,936
                                                                                 ----------      ---------
                                                                                 $1,044,454      $ 865,506
                                                                                 ==========      =========

     LIABILITIES AND EQUITY

Liabilities
     Mortgage loans                                                              $  453,440      $ 500,435
     Lines of credit                                                                221,500        105,000
     Construction loans                                                              18,808          5,536
     Accounts payable and accrued expenses                                           26,799         13,732
     Tenants' security deposits                                                       2,509          2,453
                                                                                 ----------      ---------
          Total liabilities                                                         723,056        627,156
                                                                                 ==========      =========

Commitments and contingencies

Other Limited Partners' Interest
     13,739,288 and 14,161,102 common units issued and outstanding at June 30, 1998 and December 31, 1997, respectively, at
     redemption value                                                               439,657        502,719
                                                                                 ----------      ---------
Partner's Equity
     General Partner's General and Limited Partnership Interest
          Preferred units -- Series A Cumulative Convertible
               Redeemable Preferred Units, 2,640,325 and 1,661,744 units
               issued and outstanding at June 30, 1998 and December 31,
               1997, respectively                                                    71,500         45,000
          Preferred units -- Series B Cumulative Convertible
               Redeemable Preferred Units, 1,125,199 and 1,216,666 units
               issued and outstanding at June 30, 1998 and December 31,
               1997, respectively                                                    32,068         34,675
          Preferred units -- Series C Cumulative Redeemable Preferred
               Units, 500 units issued and outstanding                               50,000              -
          Common units -- 15,820,722 and 14,942,429 units issued and outstanding at June 30, 1998 and December 31, 1997,
               respectively                                                        (271,827)      (344,044)
                                                                                 ----------      ---------
                   Total partner's equity                                          (118,259)      (264,369)
                                                                                 ----------      ---------
                                                                                 $1,044,454      $ 865,506
                                                                                 ==========      =========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Unit Amounts)
                                  (Unaudited)

                                                                 For the Three Months              For the Six Months
                                                                    Ended June 30,                    Ended June 30,
                                                            -----------------------------     ---------------------------
                                                                1998             1997             1998            1997
                                                            -------------    ------------     ------------   ------------
Rental Properties:
     Revenues                                                 $ 61,757         $ 49,483         $117,427       $ 94,259

     Expenses
        Operating costs                                        (20,540)         (17,332)         (39,181)       (33,766)
        Real estate taxes                                       (4,584)          (3,081)          (8,241)        (5,998)
        Depreciation                                            (7,088)          (5,295)         (13,475)       (10,146)
                                                            -------------    ------------     ------------   ------------
                      Total expenses                           (32,212)         (25,708)         (60,897)       (49,910)

Equity in income of Property Service Businesses                  2,227              896            2,891          1,705

Corporate general and administrative expenses                   (2,203)          (1,648)          (4,228)        (3,039)
Interest income                                                    306              301              467            532
Interest expense                                               (11,601)         (11,256)         (22,489)       (22,683)
                                                            -------------    ------------     ------------   ------------
Income before gain on sale and extraordinary item               18,274           12,068           33,171         20,864

Gain on sale of property                                            -                -             3,120             -
                                                            -------------    ------------     ------------   ------------
Income before extraordinary item                                18,274           12,068           36,291         20,864

Extraordinary item - loss on extinguishment of debt                 -                -            (4,702)            -
                                                            -------------    ------------     ------------   ------------
Net income                                                      18,274           12,068           31,589         20,864

Less:  Income attributable to preferred units                   (3,580)              -            (5,070)            -
                                                            -------------    ------------     ------------   ------------
Net income attributable to common units                       $ 14,694         $ 12,068         $ 26,519       $ 20,864
                                                            =============    ============     ============   ============
Earnings per common unit - basic                              $   0.50         $   0.45         $   0.90       $   0.82
                                                            =============    ============     ============   ============
Earnings per common unit - diluted                            $   0.50         $   0.45         $   0.90       $   0.82
                                                            =============    ============     ============   ============

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY AND OTHER
                          LIMITED PARTNERS' INTEREST
                            (Dollars in Thousands)


                                                                                                                        Other
                                                                       General Partner's General and              Limited Partners'
                                                                              Limited Interest                        Interest
                                                              -------------------------------------------------   -----------------
                                                               Series A     Series B     Series C
                                                              Preferred    Preferred    Preferred     Common           Common
                                                                Units        Units        Units        Units            Units
                                                              ----------   ----------   ---------   -----------   ----------------
Balance, December 31, 1996                                    $        -   $        -   $       -   $  (389,252)     $   351,873
   Units exchanged for acquisitions                                    -            -           -             -           75,019
   Adjustment for unit grants                                          -            -           -             -              579
   Net income                                                          -            -           -        26,593           25,617
   Contribution by Charles E. Smith Residential Realty, Inc.      45,000       34,675           -       124,180                -
   Offering costs                                                      -            -           -          (562)               -
   Repurchase and cancellation of Operating
      Partnership units                                                -            -           -             -           (2,206)
   Distributions                                                       -            -           -       (27,151)         (26,369)
   Other                                                               -            -           -           244              110
   Adjustment to reflect Other Limited Partners' interest
      at redemption value                                              -            -           -       (78,096)          78,096
                                                              ----------   ----------   ---------   -----------      -----------

Balance, December 31, 1997                                        45,000       34,675           -      (344,044)         502,719
   Units exchanged for acquisitions                                    -            -           -             -            8,820
   Adjustment for grants                                               -            -           -             -              382
   Net income                                                          -            -           -        18,046           13,543
   Contribution by Charles E. Smith Residential Realty, Inc.      26,500            -      50,000             -                -
   Conversion of Preferred units to Common units                       -       (2,607)          -         2,607                -
   Offering costs                                                      -            -           -        (1,461)               -
   Repurchase and cancellation of Operating
      Partnership Units                                                -            -           -             -             (594)
   Distributions                                                       -            -           -       (20,260)         (14,501)
   Other                                                               -            -           -           124            2,449
   Adjustment to reflect Other Limited Partners' Interest
      at redemption value                                              -            -           -        73,161          (73,161)
                                                              ----------   ----------   ---------   -----------      -----------

Balance, June 30, 1998 (unaudited)                            $   71,500   $   32,068   $  50,000   $  (271,827)     $   439,657
                                                              ==========   ==========   =========   ===========      ===========

Units issued and outstanding at June 30, 1998 (unaudited)      2,640,325    1,125,199         500    15,820,722       13,739,288
                                                              ==========   ==========   =========   ===========      ===========

Units issued and outstanding at December 31, 1997              1,661,744    1,216,666           -    14,942,429       14,161,102
                                                              ==========   ==========   =========   ===========      ===========


      The accompanying notes are on intergral part of these statements

                   CHARLES E. SMITH RESIDENTIAL REALTY, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)



                                                                           For the Six Months
                                                                             Ended June 30,
                                                                    ----------------------------------
                                                                         1998                1997
                                                                    ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                    $  64,990         $ 30,509

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                      (157,229)         (14,552)
     Additions to rental property                                           (8,848)          (4,453)
     Increase in investment in and advances
      to Property Service Businesses                                       (17,784)          (3,566)
     Acquisition deposits and other                                         (2,002)             940
                                                                     ---------------       -----------
         Net cash used by investing activities                             (185,863)        (21,631)
                                                                     ---------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contributions by Charles E. Smith Residential
      Realty Inc:
        Common units                                                             -           82,860
        Preferred units                                                     75,039           19,772
     Mortgages, net                                                        (46,995)          (9,630)
     Lines of credit, net                                                  116,500          (56,050)
     Construction loans, net                                                13,272          (17,686)
     Prepayment penalties                                                   (3,025)               -
     Distributions                                                         (34,761)         (24,149)
     Other, net                                                                843             (603)
                                                                     ---------------       -----------
     Net cash provided (used) by financing activities                      120,873           (5,486)
                                                                     ---------------       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        -            3,392

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   -            3,898
                                                                     ---------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $-           $7,290
                                                                     ===============       ============
     SUPPLEMENTAL INFORMATION:
     Capitalized interest                                                $   2,638            $ 173
     Purchase of property in exchange for
            Operating Partnership units                                      8,820           47,129
     Purchase of property in exchange for
             assumption of debt                                                  -           80,164



       The accompanying notes are an intergral part of these statements

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.     BASIS OF PRESENTATION

   The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of June 30, 1998 and the results of operations for the interim periods ended June 30, 1998 and 1997. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Operating Partnership's Annual Report on Form 10-K.

   The Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of June 30, 1998, the Operating Partnership owned 48 operating multifamily properties containing 19,670 apartment units, two retail shopping centers aggregating 436,000 square feet, and four development sites with approximately 2,100 units under construction. The Operating Partnership also owns substantially all of the economic interest in entities which provide multifamily and retail property management and leasing, construction and construction management services, engineering and technical services, and financial advisory services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

   Certain amounts from the prior year have been reclassified to conform to the current year's presentation.

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

   In March 1998, the Operating Partnership sold Oxford Manor, a 227-unit multifamily property located in southeast Washington, D.C., for $4.4 million. The Operating Partnership recognized a gain on the sale of $3.1 million.

        In April 1998, the Operating Partnership acquired a 1,075-unit multifamily property in Chicago, Illinois. The cost of approximately $70 million cash was funded from the line of credit and proceeds from the sale of Series A Preferred Units totaling $26.5 million. The total capitalized cost of approximately $74 million reflects $4 million of planned initial capital improvements. The Operating Partnership also acquired in April a 299-unit multifamily property in Arlington, Virginia for approximately $39 million cash funded from the line of credit. The property had been managed by the Operating Partnership since January 1, 1998.

   During the second quarter, the Operating Partnership acquired 0.75 acres of undeveloped land in northwest Washington, D.C. for approximately $3.2 million and began construction of an 11-story, 142-unit high rise. Total cost is expected to be approximately $25 million, which will be funded from the Operating Partnership's line of credit, and initial occupancy is expected in late 1999.

3.  LOANS

   The $110.1 million principal balance of Mortgage Pool One was partially repaid on February 28, 1998, in conjunction with the sale of Oxford Manor, and fully repaid on March 31, 1998.

   The Operating Partnership terminated its $100 million line of credit in 1998 and entered into a new $275 million, unsecured line of credit with PNC Bank, NationsBank, and U.S. Bank, as agents, which matures in March 2001. Draws upon the new line are subject to certain unencumbered asset requirements and bear interest at a selected London Interbank Offer Rate (LIBOR) plus 75 to 110 basis points based on the leverage ratio of the Operating Partnership. As of June 30, 1998, the weighted average interest rate on outstanding draws was 6.61%. If the Operating Partnership receives an investment grade rating on its unsecured debt, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating.

   During the second quarter, the Operating Partnership obtained a $53 million, ten year secured loan from Prudential at a fixed coupon rate of 6.88%. The loan is secured by two of the multifamily properties. In conjunction with this loan, the Operating Partnership terminated a $20 million (notional value) treasury lock contract at a gain of $0.4 million which will be amortized over the term of the new loan.

4.  INVESTMENT IN PROPERTY SERVICE BUSINESSES

   During the second quarter, Smith Realty Company ("SRC"), one of the Property Service Businesses, acquired Noel Enterprises, Inc. ("Presidential Villas"), a provider of furnished corporate apartments in Chicago, Illinois. A portion of the total purchase price of $8.5 million is contingent upon achievement by Presidential Villas of certain earnings targets over the next two years. The Operating Partnership lent to SRC the initial payment of $6.75 million in exchange for a five year note.

5.  CAPITAL CONTRIBUTIONS

   In January 1998, Charles E. Smith Residential Realty, Inc. (the "Company"), which is the general partner of the Operating Partnership, sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, for $48.8 million, which is net of offering costs of $1.2 million. The Company contributed the proceeds to the Operating Partnership in exchange for 500 Series C Cumulative Redeemable Preferred Units ("Series C Preferred Units"), created by an amendment to the Agreement of Limited Partnership designating and establishing the rights and privileges of the Series C Preferred Unitholders which include certain distribution and liquidation preferences over the common unitholders. The Series C Preferred Units have a liquidation preference of $100,000 per unit and an initial annual distribution rate of $7,910 per unit. If the Series C Preferred Units or an equivalent security of the Company receives an investment grade rating, the annual distribution rate will decrease by $250 per unit. Distributions are cumulative and are payable quarterly. The Operating Partnership may redeem Series C Preferred Units after February 1, 2028, at the liquidation price plus accrued distributions.

   In April 1998, the Company sold the remaining 978,581 shares of Series A Preferred Shares under its agreement with Security Capital Group, Inc. for $26.2 million, which is net of offering costs of $0.3 million. The Company contributed the proceeds to the Operating Partnership in exchange for 978,581 units of Series A Preferred Units.

   In June 1998, 91,467 units of Series B Cumulative Convertible Redeemable Preferred Units were converted to common units on a one-for-one basis.

6.  PER UNIT DATA

   Earnings per common unit of the Operating Partnership for the three and six months ended June 30, 1998 and 1997 is computed based on weighted average common units outstanding during the period as follows (in millions):

                                      Three months ended June 30,
                                     ------------------------------
                                          1998           1997
                                     --------------  --------------

                                     Basic  Diluted  Basic  Diluted
                                     -----  -------  -----  -------
Weighted Average Common Units         29.5     29.6   26.8     26.9

                                       Six  months ended June 30,
                                     ------------------------------
                                         1998            1997
                                     --------------  --------------
                                     Basic  Diluted  Basic  Diluted
                                     -----  -------  -----  -------
Weighted Average Common Units         29.4     29.6   25.4     25.5


  Dilutive securities had no effect on earnings for the three and six months ended June 30, 1998 June 30, 1997.

   Options to purchase 808,750 shares of the Company's common stock, the proceeds of which would be contributed by the Company to the Operating Partnership for Common units, were not included in the computation of diluted earnings per unit because the options' exercise price was higher than the average price of the Company's common shares. All convertible preferred units were also excluded from the calculation of diluted earnings per unit since the preferred distributions paid per unit exceeded basic earnings per unit.

7.  COMMITMENTS AND CONTINGENCIES

   As of June 30, 1998, the Operating Partnership had executed three contracts to purchase to-be-constructed multifamily properties totaling approximately 1,000 apartment units. The maximum aggregate contract purchase price totals $130 million with projected closing dates between June 2000 and March 2001. The contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At June 30, 1998, the Operating Partnership had posted two letters-of-credit totaling $5.7 million in accordance with two of the contracts to be drawn upon only if the Operating Partnership defaults on its contractual obligations to purchase the completed assets.

   At June 30, 1998, the Operating Partnership held a treasury lock contract for $50 million (of notional value) to reduce its exposure to anticipated financing transactions. The Operating Partnership does not hold or issue derivative financial instruments for speculative or trading purposes. The forward contract, which is an over-the-counter instrument, is non-leveraged. The contract has a fair value representing an unrealized loss of approximately $0.8 million. Realized gains or losses on forward contracts will be deferred and reported in income when the related transactions being hedged are recognized.

8. NEW ACCOUNTING PRONOUNCEMENTS

   In 1998, the Operating Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which had no effect on current reporting or disclosure. The Operating Partnership will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" during 1998 which is not expected to significantly impact the Operating Partnership's current reporting or disclosure.

9. OTHER LIMITED PARTNERS' INTEREST

   Limited partnership units of the Other Limited Partners may be redeemed at the unitholders' discretion. At the option of the Company, such redemption may be made for cash, at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis. As of June 30, 1998, approximately 17.9 million shares of the Company's authorized common stock had been reserved for possible issuance upon redemption of limited partnership units.

   In accordance with generally accepted accounting principles, the Other Limited Partners' redemption rights are not included in partners' equity. Consequently, the accompanying consolidated balance sheets and statements of partner's equity reflect the Other Limited Partners' Interest in the Operating Partnership, measured at redemption value. Such interest is deducted from partner's equity.

10. EXTRAORDINARY ITEM

   The Operating Partnership recognized an extraordinary loss of $4.7 million in connection with debt extinguishments in 1998. A $4.1 million loss was recognized in connection with the repayment of Mortgage Pool One and consisted of a $2.9 million yield maintenance premium and a $1.2 million non-cash write-off of unamortized loan fees. A loss of $0.6 million was recognized due to the write-off of unamortized loan fees associated with the termination of the $100 million line of credit and the refinancing of $9.2 million of mortgage loans.

11.  SUBSEQUENT EVENTS

   In July 1998, the Operating Partnership acquired a newly-constructed 281-unit mid-rise multifamily property in Boston, Massachusetts. The total capitalized cost of approximately $62.4 million was comprised of $26.8 million cash, $3l.5 million in assumed debt, a fair value adjustment to debt of $1.1 million, and 92,793 Operating Partnership units valued at $3.0 million.

   In July 1998, the Company completed the sale of 1.4 million shares of common stock (par value $0.01 per share) under its existing shelf registration statement at a net purchase price of $32.625 per share. The proceeds were contributed to the Operating Partnership in exchange for 1.4 million units of Common Units. The Operating Partnerhsip will use the proceeds of approximately $45.6 million to retire outstanding debt.

   In connection with the development of One Superior Place in Chicago, Illinois, the Operating Partnership obtained a $90 million interest-only construction loan in July 1998 with interest at LIBOR plus 135 basis points, payable monthly, due July 1, 2001. At the Operating Partnership's option, maturity may be extended up to two years. The loan is collateralized by the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and six months ended June 30, 1998 and 1997 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships.

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

RENTAL REVENUE

   Average revenue per apartment unit for the Operating Partnership's core multifamily properties increased approximately 4.5% in the second quarter of 1998 as compared with 1997.

   A schedule of portfolio statistics follows:

                   CHARLES E. SMITH RESIDENTIAL REALTY, L.P.

  Residential  Portfolio  Statistics for the Three Months Ended June 30, 1998

                                                                Number of      Average      Monthly        Average
                                                  Property      Apartment      Sq. Ft.      Revenue       Economic
Property Type/Property Name                         Type          Units        Per Unit     Per Unit      Occupancy
--------------------------------------------     ---------     ----------     ---------     --------     ----------
Core Residential Portfolio

NW Washington, D.C.
  1841 Columbia Road                             High-rise            115           634       $  942        99.8%
  2501 Porter Street                             High-rise            202           760        1,504        99.2%
  Albemarle                                      High-rise            235         1,097        1,197        96.9%
  Calvert-Woodley                                High-rise            136         1,001        1,151        99.6%
  Cleveland House                                High-rise            216           894        1,130        99.6%
  Connecticut Heights                            High-rise            519           536          886        95.6%
  Corcoran House                                 High-rise            138           464          831        99.2%
  Statesman                                      High-rise            281           593          785        98.1%
  Van Ness South                                 High-rise            625           956        1,093        98.3%
                                                 ---------     ----------     ---------     --------     ----------
                                                                    2,467           778        1,043        98.0%
Other NE & SE Washington, D.C.
  Car Barn                                       Garden               196         1,311          890        94.9%
  Fort Chaplin                                   Garden               549           983          661        97.8%
  Marbury Plaza                                  High-rise            672           997          664        95.8%
                                                 ---------     ----------     ---------     --------     ----------
                                                                    1,417         1,035          694        96.4%

Other Northern Virginia -  Inside Beltway

  Crystal City
  ------------
  The Bennington                                 High-rise            348           804        1,078        96.6%
  Crystal House I                                High-rise            426           917          979        95.7%
  Crystal House II                               High-rise            402           938          965        95.3%
  Crystal Square                                 High-rise            378         1,121        1,165        98.5%
  Crystal Place                                  High-rise            180           894        1,307        98.3%
  Gateway Place                                  High-rise            162           826        1,981        99.3%
  Water Park Towers                              High-rise            360           881        1,453        93.7%
                                                 ---------     ----------     ---------     --------     ----------
                                                                    2,256           923        1,197        96.4%

  Rosslyn/Ballston
  ----------------
  Courthouse Plaza                               High-rise            396           772       1,300         97.6%

  Other
  -----
  Arlington Overlook                             Mid-rise             711           877         775         95.6%
  Bedford Village                                Garden               752         1,070         899         93.3%
  Berkeley                                       Mid-rise             138           891         733         96.7%
  Boulevard of Old Town                          Garden               159           603       1,140         98.4%
  Columbia Crossing                              Garden               247           976       1,139         95.9%
  Columbian Stratford                            Mid-rise             227           942         777         99.5%
  Concord Village                                Garden               531         1,025         805         94.4%
  Newport Village                                Garden               937         1,115         885         95.6%
  Orleans Village                                Garden               851         1,061         815         93.4%
  Patriot Village                                Garden             1,065         1,162         901         96.0%
  Skyline Towers                                 High-rise            940         1,221         974         94.8%
  Windsor Towers                                 Mid-rise             280         1,025         810         98.3%
                                                 ---------     ----------     ---------     --------     ----------
                                                                    6,838         1,063         880         95.3%
Other Northern Virginia - Outside Beltway
  Charter Oak                                    Garden               262         1,097         971         97.3%
  Oakwood                                        Garden               218           968       1,040         95.4%
  Potomac View                                   Garden               192           965         777         97.8%
  Westerly at Worldgate                          Garden               320           921       1,139         95.1%
                                                 ---------     ----------     ---------     --------     ----------
                                                                      992           986       1,003         96.2%
Suburban Maryland
  The Manor                                      Garden               435           999         766         96.1%
  Suburban Tower                                 High-rise            172           677         804         96.7%
                                                 ---------     ----------     ---------     --------     ----------
                                                                      607           908         777         96.3%
                                                 ---------     ----------     ---------     --------     ----------
     Subtotal/Average                                              14,973           973         952         96.2%
                                                 ---------     ----------     ---------     --------     ----------

                                                                Number of      Average      Monthly        Average
                                                  Property      Apartment      Sq. Ft.      Revenue       Economic
Property Type/Property Name                         Type          Units        Per Unit     Per Unit      Occupancy
--------------------------------------------     ---------     ----------     ---------     --------     ----------
Acquisition Portfolio

  The Kenmore (NW Washington, D.C.)              High-rise            376           725          757        98.1%
  Crystal Plaza (Crystal City)                   High-rise            540         1,129        1,241        98.0%
  Crystal Towers (Crystal City)                  High-rise            912         1,107        1,110        95.8%
  Lincoln Towers (Rosslyn/Ballston)              High-rise            714           879        1,345        97.3%
  2000 Commonwealth (Boston, MA)                 High-rise            188           878        1,597        94.7%
  One East Delaware (Chicago, IL)                High-rise            306           704        1,837        98.0%
  Tunlaw Gardens (NW Washington, D.C.)           Garden               167           850          764        96.8%
  Tunlaw Park (NW Washington, D.C.)              Mid-rise             120           856        1,088        96.6%
  Parc Vista (Crystal City)                      High-rise            299           770          N/A         N/A
  McClurg Court (Chicago, IL)                    High-rise          1,075           688          N/A         N/A
                                                 ---------     ----------     ---------     --------     ----------
  Sub-Total/Average                                                 4,697           876          N/A         N/A
                                                 ---------     ----------     ---------     --------     ----------
All Residential Properties                                         19,670           950          N/A         N/A
                                                               ==========     =========     ========     ==========

RENTAL PROPERTIES

     Revenues, expenses and income from the multifamily and retail properties for the three and six months ended June 30, 1998 and 1997 were as follows (in thousands):

                                        Three Months Ended               Six Months Ended
                                       --------------------            --------------------
                                             June 30,                        June 30,
                                       --------------------            --------------------
                                         1998       1997                 1998       1997
                                       --------   ---------            --------   ---------
Multifamily Properties - Core/(1)/
     Revenues                          $ 42,769   $ 40,914             $ 84,076   $ 80,678
     Expenses                           (17,346)   (16,875)             (34,370)   (34,220)
                                       --------   ---------            --------   ---------
     Income before depreciation        $ 25,423   $ 24,039             $ 49,706   $ 46,458
                                       ========   =========            ========   =========
Multifamily Properties-
 Acquisitions and Development/(2)/
     Revenues                          $ 16,588   $  6,021             $ 28,488   $  8,731
     Expenses                            (6,939)    (2,641)             (11,417)    (3,809)
                                       --------   ---------            --------   ---------
     Income before depreciation        $  9,649   $  3,380             $ 17,071   $  4,922
                                       ========   =========            ========   =========
Retail Properties
     Revenues                          $  2,400   $  2,548             $  4,863   $  4,850
     Expenses                              (839)      (897)              (1,635)    (1,735)
                                       --------   ---------            --------   ---------
     Income before depreciation        $  1,561   $  1,651             $  3,228   $  3,115
                                       ========   =========            ========   =========
Total Rental Properties
     Revenues                          $ 61,757   $ 49,483             $117,427   $ 94,259
     Expenses                           (25,124)   (20,413)             (47,422)   (39,764)
     Depreciation                        (7,088)    (5,295)             (13,475)   (10,146)
                                       --------   ---------            --------   ---------
     Income from Rental Properties     $ 29,545   $ 23,775             $ 56,530   $ 44,349
                                       ========   =========            ========   =========

  /(1)/ Represents properties owned as of December 31, 1996.
  /(2)/ Includes operations of Oxford Manor which was sold in February 1998.

PROPERTY SERVICE BUSINESSES

   Revenues, expenses and income from the various Property Service Businesses for the three and six months ended June 30, 1998 and 1997 were as follows (in thousands):

                                                   Three Months Ended           Six Months Ended
                                                   --------------------        ------------------
                                                          June 30,                   June 30,
                                                   --------------------        ------------------
                                                      1998       1997           1998       1997
                                                   --------   ---------        --------   -------
Multifamily & Retail Property
Management Services/(1)/
     Revenues                                      $  5,086   $  2,713         $  7,843   $  5,274
     Expenses                                        (4,809)    (2,528)          (7,478)    (4,932)
                                                   --------   ---------        --------   ---------
     Income before depreciation                    $    277   $    185         $    365   $    342
                                                   ========   =========        ========   =========
Interior Construction and Renovation
 Services
     Net Fee Revenues                              $  1,762   $  1,275         $  3,045   $  2,626
     Expenses                                        (1,744)    (1,393)          (3,046)    (2,616)
                                                   --------   ---------        --------   ---------
     Income before depreciation                    $     18   $   (118)        $     (1)  $     10
                                                   ========   =========        ========   =========
Engineering and Technical Services
(including reimbursed costs)
     Revenues                                      $ 16,291   $ 11,630         $ 31,138   $ 23,931
     Expenses                                       (15,288)   (10,674)         (29,402)   (21,947)
                                                   --------   ---------        --------   ---------
     Income before depreciation                    $  1,003   $    956         $  1,736   $  1,984
                                                   ========   =========        ========   =========
Financing Services
     Revenues                                      $  1,416   $    292         $  1,881   $    292
     Expenses                                          (361)      (128)            (596)      (371)
                                                   --------   ---------        --------   ---------
     Income before depreciation                    $  1,055   $    164         $  1,285   $    (79)
                                                   ========   =========        ========   =========
Total Property Service Businesses
     Revenues                                      $ 24,555   $ 15,910         $ 43,907   $ 32,123
     Expenses                                       (22,202)   (14,723)         (40,522)   (29,866)
     Depreciation                                      (126)      (291)            (494)      (552)
                                                   --------   ---------        --------   ---------
     Income from Property Service Businesses       $  2,227   $    896         $  2,891   $  1,705
                                                   ========   =========        ========   =========

 /(1)/ Includes May 1998 purchase of Presidential Villas.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30, 1997.

    SUMMARY. Net income of the Operating Partnership increased $6.2 million, or 51.4%, from $12.1 million for the three months ended June 30, 1997 to $18.3 million for the three months ended June 30, 1998. Funds from Operations ("FFO") of the Operating Partnership increased $7.0 million, or 40.3%, from $17.4 million to $24.4 million during the same period. The increases in both net income and FFO are primarily attributable to the acquisition of ten properties totaling 4,697 apartment units during 1997 and the first half of 1998. In addition, income before depreciation from the core portfolio increased 5.8% over the prior year period due primarily to increased rents and revenue initiatives.

   RENTAL PROPERTIES. Revenue from all rental properties increased $12.3 million, or 24.8%, from $49.5 million for the three months ended June 30, 1997 to $61.8 million for the three months ended June 30, 1998. The ten acquisition properties (defined as properties acquired subsequent to December 31, 1996) and one development property contributed approximately 86%, or $10.6 million, of the total rental revenue increase. Six of the acquisition properties (comprising 3,036 apartment units) were acquired during 1997 and four (comprising 1,661 units) were acquired in the first half of 1998. The one operational development property, Springfield Station, delivered 80 units during the second quarter of its 630 expected units. The core portfolio revenue increased $1.9 million, or 4.5%, over the prior year period.

   Average economic occupancy for the core portfolio decreased to 96.2 % for the three months ended June 30, 1998 compared to 97.2% for the comparable prior year quarter due primarily to management's continued emphasis on maximizing rents. Average monthly revenue per core apartment unit increased from $911 during the first quarter of 1997 to $952 during the second quarter of 1998 despite the higher vacancy.

   Expenses (including depreciation) from all rental operations increased $6.5 million, or 25.3%, from $25.7 million during the second quarter of 1997 to $32.2 million during the current quarter. Approximately $6.4 million of the increase, including an increase in depreciation expense of $2.1 million, resulted from the eleven properties in the acquisition/development portfolio. Expenses for the core portfolio increased $0.2 million or 0.7%, including a decrease of $0.3 million in depreciation expense, due primarily to temporary personnel needs as well as anticipated repair and maintenance projects carried over from the first quarter of 1998.

   PROPERTY SERVICE BUSINESSES. The Operating Partnership uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

   Income from the Property Service Businesses increased from $0.9 million in the second quarter of 1997 to $2.2 million in the second quarter of 1998. Income before depreciation for Multifamily and Retail Property Management Services increased $0.1 million during the second quarter of 1998 as compared to the prior year quarter due primarily to the acquisition of Presidential Villas during the second quarter.

   Income before depreciation for Engineering and Technical Services was essentially flat, despite a 40% increase in revenues related to additional facilities management contracts, particularly with government agencies. This was due to a decline in higher margin HVAC repair and replacement projects partly due to a mild spring which reduced demand for mechanical repairs.

   Revenue for Financing Services increased $1.1 million during the quarter due to fees earned on $169 million of debt refinancings arranged for commercial office properties owned by Charles E. Smith Commercial Realty L.P. ("CESCR"). The fees were earned in accordance with the Operating Partnership's one-year financing services agreement with CESCR.

   OTHER. Corporate general and administrative expenses increased 33.7% compared to the prior year quarter due primarily to additional personnel added in mid-1997 to expand the Operating Partnership's acquisition and development program outside of the Washington, D.C. metropolitan area to other U.S. cities with strong urban multifamily markets. Interest expense increased $0.3 million during the quarter, or 3.1%, primarily due to additional debt related to acquisitions and development in late 1997 and 1998 partially offset by lower interest rates on the line of credit and the refinancing of Mortgage Pool One.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997.

   SUMMARY. Net income of the Operating Partnership increased $10.7 million, or 51.4%, from $20.9 million for the six months ended June 30, 1997 to $31.6 million for the six months ended June 30, 1998. FFO of the Operating Partnership increased $14.0 million, or 45.2%, from $31.0 million to $45.0 million during the same period. The increase in both net income and FFO are primarily attributable to the acquisition of ten properties totaling 4,697 apartment units during 1997 and the first half of 1998. In addition, income before depreciation from the core portfolio increased 7.0% over the prior year period due primarily to increased rents and revenue initiatives as well as expense savings.

   RENTAL PROPERTIES. Revenue from all rental properties increased $23.1 million, or 24.6%, from $94.3 million for the six months ended June 30, 1997 to $117.4 million for the six months ended June 30, 1998. The eleven acquisition and development properties (defined as properties acquired or developed subsequent to December 31, 1996) contributed approximately 86%, or $19.8 million, of the total rental revenue increase. The core portfolio revenue increased $3.4 million, or 4.2%, over the prior year period.

   Average economic occupancy for the core portfolio decreased to 95.5% for the six months ended June 30, 1998 compared to 96.6% for the comparable prior year period. However, average monthly revenue per core apartment unit increased 4.2% from $898 during the first six months of 1997 to $936 during the first six months of 1998. The decreases in economic occupancy were primarily attributable to the Northern Virginia garden apartment portfolio as well as two properties in Crystal City. All but one property, however, reflected increased 1998 revenues. Management continues to evaluate these and all other Operating Partnership properties for selective capital enhancements, repositioning or disposition based upon expected future performance relative to other potential returns on invested capital.

   Expenses (including depreciation) from all rental operations increased $11.0 million, or 22.0%, from $49.9 million to $60.9 million during the six months ended June 30, 1997 and 1998, respectively. The majority of the increase, including depreciation expense of $3.4 million, resulted from the ten properties in the acquisition portfolio and one development property. Expenses on the core portfolio were relatively flat for the six months ended June 30, 1998 compared to the prior year period. This was primarily due to utility savings related to a mild winter and lower repair and maintenance costs which were offset by increased costs associated with temporary personnel needs at the properties.

   PROPERTY SERVICE BUSINESSES. The Operating Partnership uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses which comprised approximately 5% of total rental property and Property Service Business income. Income from the Property Service Businesses increased from $1.7 million during the six months ended June 30, 1997 to $2.9 million in the six months ended June 30, 1998.

   Income before depreciation for Multifamily and Retail Property Management Services was unchanged during the six months ended June 30, 1998 as compared to the prior year period due primarily to a decrease in third party management fees related to acquired properties previously managed by the Operating Partnership which was offset by income from the Presidential Villas acquisition.

   Income before depreciation for Engineering and Technical Services decreased $0.2 million, despite a 30.1% increase in revenues primarily due to significant additional facilities management contracts. This was primarily due to a decrease in higher margin HVAC repair and replacement projects.

   Revenue for Financing Services increased $1.6 million for the six months ended June 30, 1998 due to fees earned on $257 million of debt refinancings arranged for commercial office properties owned or managed by Charles E. Smith Commercial Realty L.P. ("CESCR"). The fees on properties owned by CESCR were earned in accordance with the Operating Partnership's one-year financing services agreement with CESCR while fees on managed properties were separately negotiated.

   OTHER. Corporate general and administrative expenses increased 39.1% compared to the prior year period due primarily to additional personnel added in mid-1997 to expand the Operating Partnership's acquisition and development program. Interest expense decreased $0.2 million during the period, or 0.9%, primarily due to the Operating Partnership's deleveraging in late 1997 through the issuance of equity to finance acquisition and development activities.

LIQUIDITY AND CAPITAL RESOURCES

   SUMMARY. Net cash flow provided by operating activities increased $34.5 million from $30.5 million for the six months ended June 30, 1997 to $65.0 million for the six months ended June 30, 1998. The increase is primarily a result of higher cash flow contributed by the core and acquisition portfolios and an increase of $13.1 million in accrued costs related primarily to real estate taxes and initial capital improvements on acquisition properties.

   Net cash flows used by investing activities increased $164.2 million during the six months ended June 30, 1998 due primarily to acquisitions and investments in projects under construction. In addition, a $6.75 million term loan was made to SRC for the acquisition of Presidential Villas.

   Net cash flows provided by financing activities was $120.9 million for the six months ended June 30, 1998 , primarily comprised of $75.0 million of net cash inflow from the placement of preferred units and $82.8 million of net borrowings less $3 million of prepayment penalties and $34.8 million of distributions. Net cash flows used by financing activities of $5.5 million in the comparable prior year period primarily consisted of $83.4 million of debt repayments and $24.1 million of distributions partially offset by $82.9 million of cash inflow from the sale of common units and $19.8 million of cash inflow from the issuance of preferred units.

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

   Funds from Operations for the three and six months ended June 30, 1998 and 1997 are computed as follows (in thousands):


                                            Three Months Ended     Six Months Ended
                                           --------------------   ------------------
                                                 June 30,              June 30,
                                           --------------------   ------------------
                                             1998       1997        1998      1997
                                           --------   ---------   -------   --------
Net Income of the Operating Partnership    $ 18,274    $12,068   $ 31,589   $ 20,864

Perpetual preferred distributions            (1,000)        --     (1,626)        --
Depreciation of real property                 7,088      5,295     13,475     10,146
Gain on sale of property                         --         --     (3,120)        --
Extraordinary item                               --         --      4,702         --
                                           --------    -------    -------   --------
Funds from Operations                      $ 24,362    $17,363    $45,020   $ 31,010
                                           ========    =======    =======   ========



DEBT

   During the first six months of 1998, the Operating Partnership completed several debt financing transactions as follows:

  . The Operating Partnership terminated its existing $100 million line of credit and entered into a new $275 million, unsecured line of credit with PNC Bank, NationsBank, and U.S. Bank which matures in March 2001. The Operating Partnership repaid the balance outstanding under the $100 million line and recognized an extraordinary loss of $0.3 million related to the extinguishment of such debt.

  . The Operating Partnership repaid $110.1 million outstanding on Mortgage Pool
    One by drawing on the new line of credit. The Operating Partnership recognized an extraordinary loss of $4.1 million related to the repayment.

  . The Operating Partnership repaid mortgage loans totaling $9.2 million and recognized an extraordinary loss of $0.3 million due to extinguishment of debt.

  . The Operating Partnership obtained a $53 million, ten year secured loan from Prudential at a fixed coupon rate of 6.88%. The loan is secured by two of the multifamily properties. In conjunction with this loan, the Operating Partnership terminated a $20 million (notional value) treasury lock contract at a gain of $0.4 million which will be amortized over the term of the new loan.

  . At June 30, 1998, the Operating Partnership held a treasury lock contract for $50 million (of notional value) to reduce its exposure to anticipated financing transactions. The Operating Partnership does not hold or issue derivative financial instruments for speculative or trading purposes. The forward contract, which is an over-the-counter instrument, is non-leveraged and involves little complexity.

    The contract has a fair value representing an unrealized loss of approximately $0.8 million. Realized gains or losses on forward contracts will be deferred and reported in income when the related transactions being hedged are recognized.

  . In connection with the development of One Superior Place in Chicago, Illinois, the Operating Partnership obtained a $90 million interest-only construction loan in July 1998 with interest at LIBOR plus 135 basis points, payable monthly, due July 1, 2001. The loan is collateralized by the property.

   As of June 30, 1998 , the Operating Partnership had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.4%, as follows:

                             Dollars in   % of
                             Thousands   Total
                             ----------  -----
Fixed rate debt:
     Mortgages                 $440,265   63.5%
     $83M line of credit         30,000    4.3%
Variable rate debt:
     Mortgages                   13,175    1.9%
     $275M line of credit       191,500   27.6%
     Construction Loan           18,808    2.7%
                             ----------  -----
                               $693,748    100%
                             ==========  =====



   As of June 30, 1998, the Operating Partnership had executed three contracts to purchase to-be-constructed multifamily properties totaling approximately 1,000 apartment units. The maximum aggregate contract purchase price totals $130 million with projected closing dates between June 2000 and March 2001. The contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At June 30, 1998, the Operating Partnership had posted two letters-of-credit totaling $5.7 million in accordance with two of the contracts to be drawn upon only in the event the Operating Partnership defaults on its contractual obligations to purchase the completed assets .

   As of June 30, 1998, the Operating Partnership had $136.5 million of unused borrowing capacity available on lines of credit. Amounts outstanding under lines of credit averaged $180.9 million for the six months ended June 30, 1998 compared to $75.2 million for the six months ended June 30, 1997.

   As of June 30, 1998 , the Operating Partnership's Debt to Total Market Capitalization Ratio was 38.3% (based on 15.8 million common units, 3.8 million convertible preferred units and 13.7 million partnership units outstanding at the Company's stock price of $32.00) versus 35.0% as of December 31, 1997 and 40.7% as of June 30, 1997.

   The Operating Partnership's Interest Coverage Ratio for the six months ended June 30, 1998 was 3.16 to 1 compared to 2.54 for the comparable prior year period.

EQUITY

   In January 1998, Charles E. Smith Residential Realty, Inc. (the "Company"), which is the general partner of the Operating Partnership, sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, for $48.8 million, which is net of offering costs of $1.2 million. The Company contributed the proceeds to the Operating Partnership in exchange for 500 Series C Cumulative Redeemable Preferred Units ("Series C Preferred Units"), created by an amendment to the Agreement of Limited Partnership designating and establishing the rights and privileges of the Series C Preferred Unitholders which include certain distribution and liquidation preferences over the common unitholders. The Series C Preferred Units have a liquidation preference of $100,000 per unit and an initial annual distribution rate of $7,910 per unit. If the Series C Preferred Units or an equivalent security of the Company receives an investment grade rating, the annual distribution rate will decrease by $250 per unit. Distributions are cumulative and are payable quarterly. The Operating Partnership may redeem Series C Preferred Units after February 1, 2028, at the liquidation price plus accrued distributions.

   In April 1998, the Company sold the remaining 978,581 shares of Series A Preferred Shares under its agreement with Security Capital Group, Inc. for $26.2 million, which is net of offering costs of $0.3 million. The Company contributed the proceeds to the Operating Partnership in exchange for 978,581 units of Series A Preferred Units.

   In July 1998, the Company completed the sale of 1.4 million shares of common stock (par value $0.01 per share) under its existing shelf registration statement at a net purchase price of $32.625 per share. The proceeds were contributed to the Operating Partnership in exchange for 1.4 million units of common units. The Operating Partnership will use the proceeds of approximately $45.6 million to retire outstanding debt.

CAPITAL EXPENDITURES

   For the six months ended June 30, 1998, total capital improvements were $8.8 million, of which $7.1 million were for the core portfolio ($476 per unit). Approximately 55% of the capital expenditures on the core portfolio in 1998 are considered by management to generate net operating income ("NOI") by increasing revenue or decreasing expenses ("NOI generating"). The remaining capital expenditures on the core portfolio indirectly influence the Operating Partnership's ability to generate NOI ("non-NOI generating"). A summary of core capital expenditures follows:

                                   Total $
                                    Spent       Average $ Per
       Expenditure Type         (In Thousands)   Core Unit
-----------------------------   -------------  --------------
Installations:
     Appliances                        $  584        $   39
     Carpet                               800            53
     Other                                116             8
Water saving devices                    1,093            73
Renovations:
     Kitchen                              450            30
     Bath                                 907            61
                                       ------        ------
Total NOI generating
     improvements                       3,950           264

Non-NOI generating
     improvements                       3,171           212
                                       ------        ------

Total capital expenditures -
 core portfolio                        $7,121         $ 476
                                       ------        ------

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

   None

ITEM 2.  CHANGES IN SECURITIES.

   In April 1998, the Company sold the remaining 978,581 shares of Series A Cumulative Convertible Redeemable Preferred Stock under its agreement with Security Capital Group, Inc. for $26.2 million, which is net of offering costs of $0.3 million. The Company contributed the proceeds to the Operating Partnership in exchange for 978,581 units of Series A Preferred Units.

   In June 1998, 91,467 units of Series B Cumulative Convertible Redeemable Preferred Units were converted to common units on a one-for-one basis.


ITEM 3. DEFAULTS ON SENIOR SECURITIES.

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5. OTHER INFORMATION.

  On July 29, 1998, the Company completed the issuance and sale of 1,400,000 shares of common stock, par value $.01 per share (the "Common Stock") to Morgan Stanley Asset Management and ABKB/LaSalle Securities, acting on behalf of their clients, pursuant to an Agreement to Purchase Securities dated July 22, 1998. The price of the Common Stock was $32.625 per share, resulting in aggregate proceeds to the Company of $45,675,000 before the payment of expenses (including broker commissions) by the Company. The net proceeds of approximately $45,654,000 will be used to retire outstanding debt. The Common Stock was taken from an existing Registration Statement of the Company on Form S-3 (File No. 333-39513) which became effective on November 25,1997. In connection with the completion of the sale a Prospectus Supplement was filed with the U.S. Securities and Exchange Commission on July 28, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

      99.1 First Amendment to Third Amended and Restated Credit Agreement between the Operating Partnership and PNC Bank, National Association, et. al.

      99.2 Second Amendment to Third Amended and Restated Credit Agreement between the Operating Partnership and PNC Bank, National Association, et. al.

  (b) Reports on Form 8-K:

      A Form 8-K was filed on July 2, 1998 to report the Operating Partnership's acquisition of Cronin's Landing.

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



                         CHARLES E. SMITH RESIDENTIAL REALTY L.P.

                         By:  Charles E. Smith Residential Realty, Inc.,
                               its General Partner

August 14, 1998          By:  /s/   W. D. Minami
                              ----------------------------------------------
                              W. D. Minami
                              Senior Vice President and Chief Financial Officer
                               of Charles E. Smith Residential Realty, Inc.
                               (on behalf of the Registrant and as Principal Financial Officer)

                         By:  /s/  Steven E. Gulley
                              ---------------------------------------------
                              Steven E. Gulley
                              Vice President and Chief Accounting Officer
                               of Charles E. Smith Residential Realty, Inc.