Form 10-K
period 1998-12-31
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 1999-03-26
CIK 906785

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
--          of 1934 for the fiscal year ended December 31, 1998, or

___Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the period from ____________ to ______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No ___
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

                      Documents Incorporated by Reference

     Portions of the proxy statement of Charles E. Smith Residential Realty, Inc. for its annual shareholders' meeting to be held in 1999 are incorporated by reference into Part III.

                           FORWARD-LOOKING STATEMENTS

     When used throughout this report, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions, particularly with regard to the levels of multifamily property occupancy and rental growth in the Washington, D.C., Chicago and Boston metropolitan areas; the registrant's ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the acceptance of the registrant's financing plans by the capital markets, and the effect of prevailing market interest rates and the pricing of the Company's stock; and other risks described from time-to-time in the Registrant's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Registrant undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


                                     PART I

Item 1.   Business.

     Charles E. Smith Residential Realty L.P., a Delaware limited partnership (the "Operating Partnership"), was formed in 1993 and commenced operations on June 30, 1994. It is managed by its general partner, Charles E. Smith Residential Realty, Inc., a Maryland corporation (the "Company"), which is a self-administered and self-managed equity real estate investment trust("REIT"). The Company was organized in 1993 and also commenced operations on June 30, 1994 upon completion of its initial public offering (the "Initial Public Offering").

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

     The Company is the sole general partner and holds approximately 62% of the common and preferred units of limited partnership interest ("Units") in the Operating Partnership as of March 1, 1999. The other limited partners of the Operating Partnership (the "Minority Interest") primarily consist of the former limited and general partners of properties and the former owners of the property service businesses acquired by the Operating Partnership (see "History of the Company" below). The Operating Partnership and its subsidiaries own all of the properties, property interests, and business assets and conduct all operations on behalf of the Company and the Operating Partnership. The Operating Partnership owns 100% of the nonvoting common stock, which represents 99% of the total economic interest, of three operating companies (collectively, the "Property Service Businesses") which provide property services to the properties owned by the Operating Partnership and to other multifamily, retail, and office properties. The three Property Service Businesses are: Smith Realty Company, which directly provides management, leasing, financing, development and insurance services and indirectly provides furnished corporate apartments through a wholly-owned subsidiary; Consolidated Engineering Services, Inc., which provides engineering and technical services; and Smith Management Construction, Inc., which provides construction and interior renovation services. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership, subject to the consent of the holders of Units in connection with the sale of all or substantially all of the assets of the Operating Partnership. Some references made herein to the Company include the Operating Partnership and the Property Service Businesses, as the context requires.

     As of March 1, 1999, the Operating Partnership, directly or through its subsidiaries, owned 50 operating multifamily apartment properties containing a total of 19,852 units (the "Multifamily Properties"), two retail centers containing approximately 436,000 square feet of retail space (the "Retail Properties"), and had four properties under construction containing approximately 2,100 units ("Development Properties"). All properties, excluding five in Chicago, Illinois and two in Boston, Massachusetts, are located in the Washington, D.C. metropolitan area (collectively, the "Properties").

     The executive offices of the Operating Partnership are located at 2345 Crystal Drive, Crystal City, Arlington, Virginia 22202, and its telephone number is (703) 920-8500.

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

     Since the Formation Transactions and through March 1, 1999, the Operating Partnership developed one and acquired 24 operating Multifamily Properties totaling 9,351 apartment units and sold three properties totaling 1,334 units. In addition, the Operating Partnership had approximately 2,100 units under construction in four Development Properties as of March 1, 1999 (see "Recent Developments" below).

Business Strategy

     The Operating Partnership seeks growth in funds from operations (a common measure of equity real estate investment trust performance, defined as net income [loss] computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and other non-recurring items, plus depreciation and amortization of assets unique to the real estate industry) while preserving and enhancing property values by pursuing the following strategies: (i) maximizing cash flow from operations of the Properties by seeking to maintain high occupancy levels, obtain rent increases, manage tenant turnover efficiently, make strategic capital investments, expand the availability of furnished rental apartments, initiate new tenant fees and control operating expenses; (ii) acquiring additional multifamily properties for Common Stock, Units, or cash in situations where, in the judgment of management, the Operating Partnership's business strengths have the potential to increase property performance and value; (iii) developing new multifamily properties consistent with the predecessor Smith Companies' historical policies of constructing and maintaining high quality properties for long-term income and value enhancement; and (iv) actively promoting the comprehensive property services of the Property Service Businesses to unaffiliated property owners. In addition to its activities in the Washington, D.C. metropolitan area, the Operating Partnership also seeks to acquire additional properties or portfolios in Chicago, Boston, southeast Florida and other markets with characteristics similar to the Operating Partnership's current portfolio that offer opportunities for profitable investment and long-term growth.

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

Equity

     During 1998 and through March 1, 1999, the Company and the Operating Partnership completed several equity transactions.

     In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, to Cobalt Capital, L.L.C. The Company contributed the net proceeds to the Operating Partnership in exchange for 500 units of Series C Cumulative Redeemable Preferred Units ("Series C Preferred Units").

     The Operating Partnership amended the Articles of Incorporation to designate and establish the rights and privileges of the Series C Preferred Unitholders which include certain voting, distribution and liquidation preferences over the common unitholders. The Series C Preferred Units have a liquidation preference of $100,000 per unit and an initial annual distribution of $7,910 per unit (7.91% of purchase price). If the securities receive an investment grade rating, the distribution will decrease to $7,660 per unit. Distributions are cumulative and are payable quarterly. The Operating Patrnership may redeem Series C Preferred Units after February 1, 2028, at the liquidation price plus accrued distributions.

     In April 1998, the Company sold the remaining 978,581 shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Shares") to Security Capital Preferred Growth Inc. under the May 1997 agreement. The Company contributed the net proceeds to the Operating Partnership in exchange for 978,581 units of Series A Cumulative Convertible Redeemable Preferred Units ("Series A Preferred Units").

     In July 1998, the Company completed the sale of 1,400,000 shares of common stock (par value of $0.01 per share) under its existing shelf registration statement. The net proceeds were contributed to the Operating Partnership in exchange for 1,400,000 units of common units.

     During 1998, 502,038 shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares") were converted to common shares on a one-for-one basis. The Operating Partnership converted 502,038 units of Series B Cumulative Convertible Redeemable Preferred Units ("Series B Preferred Units") to common units on a one-for-one basis.

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

Debt

     The Operating Partnership's policy, which is set by the Board of Directors of the Company, is to incur debt (including debt incurred under its lines of credit) only if upon such incurrence its ratio of debt to total market capitalization would be 60% or less. The Operating Partnership may reevaluate or modify this financing policy from time to time in light of economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. At December 31, 1998, the Operating Partnership's debt to total market capitalization ratio was 40.3%.

Property Management

     The Operating Partnership and its Property Service Businesses are experienced in the management and leasing of multifamily and retail properties. The Operating Partnership believes that the management and leasing of its own portfolio has resulted in consistent income growth and reduced operating expenses. The Property Service Businesses have provided the Operating Partnership both with a source of cash flow and with economies of scale in conjunction with the management and leasing of its own Properties. These Property Service Businesses also allow the Operating Partnership and its subsidiaries to establish additional relationships with tenants that benefit the Properties.

Property Service Businesses

     Multifamily Property Management Services. The residential property management business of Smith Realty Company ("SRC"), an operating subsidiary of the Operating Partnership, is a long-established, integrated business with extensive experience in leasing and managing multifamily properties. This subsidiary has been managing and leasing multifamily housing in the Washington, D.C. metropolitan area since 1946 and, as of March 1, 1999, manages 63 apartment properties of which 50 are owned by the Operating Partnership. It also assists in the development and acquisition of additional multifamily properties and carries out a periodic inspection program that addresses all aspects of the property and property management.

     During 1998, Multifamily and Retail Property Management Services expanded the corporate apartment program as a result of the acquisition by Smith Realty Company of Noel Enterprises, Inc. ( d.b.a. "Presidential Villas"), a provider of furnished corporate apartments in Chicago, Illinois. A portion of the total purchase price of $8.5 million is contingent upon achievement by Presidential Villas of certain earnings targets over the next two years. The Operating Partnership lent to Smith Realty Company the initial payment of $6.75 million in exchange for a five year note.

     Retail Property Management Services. The retail management and leasing business, also conducted through Smith Realty Company, approaches the management and leasing of its retail portfolio with an integrated program of regular direct communication with retail tenants, proactive assistance with marketing, merchandising and monitoring store operations, and maintenance. A retail marketing staff works to promote the shopping centers as a whole and to work with individual tenants to ensure the effectiveness of store design, marketing, merchandising and sales efforts. The retail management and leasing group, in addition to providing complete property management and leasing services for the Operating Partnership's two Retail Properties totaling approximately 436,000 square feet, also provides such services for a fee to three retail properties owned by affiliated parties totaling approximately 293,000 square feet. Smith Realty Company also provides retail leasing and brokerage services for additional, unaffiliated third parties on a fee-for-service basis.

          Financing Services. Historically, the Operating Partnership solicited, procured and arranged financing for a fee on behalf of commercial office properties, the majority of which are affiliated with Robert H. Smith and Robert P. Kogod, the Co-Chief Executives and Co-Chairmen of the Board of the Company and the owners of approximately 13% of the Shares and Units of the Company. During the fourth quarter of 1997, Financing Services personnel transferred to Charles E. Smith Commercial Realty L.P. ("CESCR"), a commercial office partnership affiliated with Messrs. Smith and Kogod. In 1998 most of the remaining commercial office properties were rolled up into CESCR. In connection with the formation of CESCR, the Operating Partnership entered into a 14-month agreement to continue to provide financing services for certain of the properties of CESCR through December 31, 1998. Management does not expect any significant future income from Financing Services.

     Engineering and Technical Services. The engineering and technical services business is conducted through Consolidated Engineering Services, Inc., an operating subsidiary of the Operating Partnership, which manages, operates, maintains and repairs the "physical plant" of office, multifamily, and retail properties. Through its staff of on-site and off-site engineers, supervisors, technical specialists and maintenance personnel, this subsidiary provides various services, including on-site building systems operations and maintenance, engineering and technical consulting, automated environmental monitoring and controls, preventive maintenance, management of building environmental systems and repair and replacement of mechanical/electrical systems. This business serves the Properties and also provides facilities management services for both affiliated and unaffiliated third parties, including condominium, bank, university and government buildings. During 1998, services were provided with respect to approximately 46 million square feet of facilities.

     Interior Construction and Renovation Services. The construction services business, conducted through Smith Management Construction, Inc., an operating subsidiary of the Operating Partnership, is a construction management and general contracting company that provides interior construction and renovation services to the Properties and various other affiliated and unaffiliated third party clients. This business focuses primarily on capital improvement projects and office and retail tenant space construction and alteration, and provides the expertise necessary to take a project from the initial planning and preconstruction stage through the completion of construction. In 1998, oversight was provided to approximately $80 million of construction activity.

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

     The accounting department is responsible for all accounting, auditing and controls, procedures and management information systems as they relate to the Operating Partnership and the Properties, and for certain other partnerships and corporate entities (including affiliates of Messrs. Smith and Kogod). The legal department provides real estate and corporate advice to management, performs legal services and in some cases coordinates representation by outside counsel. The marketing department develops and implements a variety of marketing programs for the Operating Partnership and its subsidiaries. The human resources department administers all personnel functions. The insurance subsidiary provides property and casualty insurance placement services for both corporate and individual property requirements.

Employees

     As of March 1, 1999, the Operating Partnership and its subsidiaries had approximately 1,820 full-time and part-time employees, the latter primarily employed in on-site clerical positions. This total includes 680 employees who provide on-site property services and, in the Property Service Businesses, 690 persons in its engineering and technical services subsidiary, 120 persons in its interior construction and renovation subsidiary, and 330 persons in its residential and retail leasing and management, finance, and corporate services subsidiary.

Recent Developments

     Acquisition Properties.   During 1998, the Company, through the Operating
Partnership, acquired five operating multifamily properties containing 1,942 apartment units, as further described below.

     Tunlaw Park. In January 1998, this 120-unit mid-rise property in northwest Washington, D.C. was acquired for $0.8 million in cash and 123,818 Operating Partnership units valued at $4.4 million. The property was developed and managed by the Smith Companies and the Operating Partnership previously owned a 20% minority interest.

     Tunlaw Gardens. In January 1998, this 167-unit, garden property in northwest Washington, D.C. was acquired for $6.9 million consisting of $2.5 million cash and 130,371 Operating Partnership units valued at $4.4 million. The property was previously managed by the Operating Partnership.

     Parc Vista.    In April 1998, this 299-unit, 16-story high-rise built in
1990 was acquired for approximately $39 million of cash funded by $4.3 million in proceeds from the sale of Oxford Manor with the balance drawn on the line of credit. During the fourth quarter of 1998, the property had an average economic occupancy of 98.4% and average monthly rental revenue per apartment unit of approximately $1,430.

     McClurg Court. In May 1998, the Operating Partnership acquired a 1,075-unit multifamily property in Chicago, Illinois. The cost of approximately $70 million cash was funded from the line of credit and proceeds from the sale of Series A Preferred Shares totaling $26.5 million. Approximately 13% of the underlying land is included in the purchase, with the balance subject to ground leases expiring in 2067. The total capitalized cost of approximately $74 million reflects $4 million of planned initial capital improvements. During the fourth quarter of 1998, the property had an average economic occupancy of 93.4% and average monthly rental revenue per apartment unit of approximately $1,287.

     Cronin's Landing.   In July 1998, the Operating Partnership acquired a
newly-constructed 281-unit mid-rise multifamily property in Boston, Massachusetts. The total capitalized cost of approximately $63.5 million was comprised of $27.0 million cash, $31.5 million in assumed debt, a fair value adjustment to debt of $2.0 million, and 92,793 Operating Partnership units valued at $3.0 million. During the fourth quarter of 1998, the property had an average economic occupancy of 89.5% and average monthly rental revenue per apartment unit of approximately $1,733.

     In January 1999, the Company, through the Operating Partnership acquired three additional properties as further described below.

     Buchanan House. This 442-unit property in Crystal City, Virginia was acquired for a total capitalized cost of $65.5 million which includes assumed debt of $7.4 million, initial capital improvement costs of $5.0 million and $0.4 million in acquisition related costs. Cash of $52.7 million was provided by $17.7 million in proceeds from the sale of Marbury with the balance drawn on the line of credit. In February 1999, the Operating Partnership repaid the assumed debt of $7.4 million through a draw on the line of credit. The Operating Partnership paid a prepayment penalty of $0.9 million which was recognized as an extraordinary loss.

     Parkwest. This 139-unit property in Chicago, Illinois was acquired for a total capitalized cost of approximately $14.1 million, consisting of 201,950 Operating Partnership Units valued at $6.3 million, assumed debt of $6.0 million, a fair value adjustment to debt of $0.4 million, initial capital improvement costs of $0.8 million, and $0.6 million in other related costs.

     Terrace. This 427-unit property in Chicago, Illinois was acquired for a total capitalized cost of approximately $26.1 million, consisting of 320,304 Operating Partnership Units valued at $10.0 million, assumed debt of $13.7 million, a fair value adjustment to debt of $0.7 million, initial capital improvement costs of $0.4 million, and $1.3 million in other related costs.

     In March 1999, the Operating Partnership acquired the land beneath the Crystal Square property and the 5.1% net profits interest in the Crystal Plaza property. The purchase price of $10 million consisted of 32,258 Operating Partnership Units valued at $1 million and $9 million cash drawn upon the line of credit.

     Disposition Properties. During 1998, the Operating Partnership sold two properties (Oxford Manor and Marbury Plaza) in southeast Washington, D.C. for a total of $22.0 million. The Operating Partnership recognized gains on the sales totaling $18.2 million.

     In February 1999, the Operating Partnership sold The Manor, a 435-unit
property located in suburban Maryland for $23.0 million.   The Operating
Partnership recognized a gain on the sale of $1.9 million.

     Development Properties. During 1998, the Operating Partnership had four properties totaling 2,146 apartment units under construction.

     Springfield Station.       The Operating Partnership is nearing completion
on the construction of its 631-unit mid-rise and garden apartment property in Springfield, Virginia. The project is located adjacent to a new Metrorail and commuter rail station and a regional shopping mall and offers convenient access to major transportation routes. Initial delivery was in May 1998, with final delivery projected in the second quarter of 1999.

     Courthouse Place.   The Operating Partnership is nearing completion on the
construction of  its  564-unit high-rise apartment property in Arlington,
Virginia. The initial delivery of 103 units was in December 1998.   Final
delivery is expected in December 1999.

     One Superior Place.      During 1997, the Operating Partnership began
construction on a 52-story, 809-unit high-rise apartment and commercial center in downtown Chicago. Initial occupancy is expected in the third quarter of 1999 with final delivery in mid-2000.

     Park Connecticut.   During 1998, the Operating Partnership began
construction on a 142-unit high- rise apartment property in downtown Washington, D.C. The project is expected to deliver initial units in the fourth quarter of 1999 with stabilization in the second quarter of 2000.

As of March 1, 1999, the Operating Partnership owned $14.5 million of land for future development.

     Prepurchase Agreements. During 1998, the Operating Partnership entered into four contracts to purchase to-be-constructed multifamily properties totaling approximately 1,200 apartment units ("Prepurchase Agreements"). The maximum aggregate purchase price totals $151 million with projected closing dates between July 2000 and May 2001. Further details of each project are reflected below.

     Reston Landing. This 400-unit property is expected to be completed in the fourth quarter of 1999. The Operating Partnership expects to acquire the property in the third quarter of 2000 at a cost of $44 million, including earn-out payments.

     New River Village. This 240-unit property is expected to be completed in the second quarter of 2000. The Operating Partnership expects to acquire the property in the fourth quarter of 2000 at a cost of $32 million, including earn-out payments.

     Wilson Boulevard. This 220-unit property is expected to be completed in the second quarter of 2000. The Operating Partnership expects to acquire the property in the fourth quarter of 2000 at a cost of $28 million, including earn-out payments.

     Pollard Gardens. This 383-unit property is expected to be completed in the fourth quarter of 2000. The Operating Partnership expects to acquire the property in the second quarter of 2001 at a cost of $47 million, including earn-out payments.

     These acquisitions are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At December 31, 1998, the Operating Partnership had posted three letters-of-credit totaling $7.7 million in accordance with three of the contracts to be drawn upon only if the Operating Partnership defaults on its contractual obligations to purchase the completed assets.

Financial Information

     For information relating to the Operating Partnership's operating segments, please refer to Footnote 14 in the Financial Statements.

Executive Officers of the Company

     The following is a biographical summary of the experience of the executive officers of the Company:

     Robert H. Smith. Mr. Smith is Co-Chief Executive Officer and Co-Chairman of the Board of the Company and Co-Chairman of the Board of each of the Property Service

Businesses. Since 1962, Mr. Smith has been the President, Chief Executive Officer and a director of Charles E. Smith Construction, Inc. and its predecessor companies, where he oversees and directs all phases of development and construction of the Smith Companies' office, retail and residential real estate projects. He is also Co-Chairman of the Board and a director of Charles
E. Smith Commercial Realty, Inc. which together with its subsidiaries and affiliates is engaged in the ownership, operation, and management of commercial office buildings. Mr. Smith joined the Smith Companies in 1950. Mr. Smith is 70 years old and the brother-in-law of Robert P. Kogod.

     Robert P. Kogod. Mr. Kogod is Co-Chief Executive Officer and Co-Chairman of the Board of the Company and Co-Chairman of the Board of each of the Property Service Businesses. From 1964 to 1997, Mr. Kogod was the President, Chief Executive Officer and a director of Charles E. Smith Management, Inc., where he oversaw and directed all phases of the leasing and management of the Smith Companies' commercial real estate portfolio. He is now the Co-Chairman of the Board and a director of Charles E. Smith Commercial Realty, Inc., a successor to Charles E. Smith Management, Inc., and the owner, operator, and manager of commercial office buildings. He is also Secretary/Treasurer and a director of Charles E. Smith Construction, Inc., an affiliated company that specializes in the development and construction of office, retail and residential projects.
Mr. Kogod joined the Smith Companies in 1959. Mr. Kogod is 67 years old and the brother-in-law of Robert H. Smith.

     Ernest A. Gerardi, Jr. Mr. Gerardi is President, Chief Operating Officer and a Director of the Company, and is President, Chief Executive Officer, and a director of each of the Property Service Businesses. From 1985 until 1994, Mr. Gerardi was a member of the Executive Committee of Charles E. Smith Management, Inc., where he had overall responsibility for all day-to-day business operations and long-range planning. From 1985 through 1993, he served as Executive Vice President and Senior Executive Vice President of Charles E. Smith Management, Inc. Prior to joining the Smith Companies in 1985, Mr. Gerardi was with Arthur Andersen and Co., where he served as senior partner in charge of the firm's accounting and financial practice for over 250 professionals in Washington, D.C. During his 27 years with Arthur Andersen, he specialized in management consultation and strategic planning. He is also a member of the American Institute of Certified Public Accountants and the D.C. Institute of Certified Public Accountants. Mr. Gerardi is 63 years old.

     Wesley D. Minami. Mr. Minami is Senior Vice President and Chief Financial Officer of the Company and Smith Realty Company, one of the Property Service Businesses, and is responsible for the Company's debt portfolio, corporate financial planning, local acquisitions, and its treasury, accounting, controls and information systems departments. Prior to joining the Company in 1997, Mr. Minami was the Chief Financial Officer for Ascent Entertainment Company where he was responsible for an $86 million initial public offering spin-off of Ascent, which had been a wholly-owned subsidiary of Comsat Corporation. Formerly, he had served as the Treasurer of Comsat Corporation. From 1985 to 1993, Mr. Minami held several positions, including Senior Vice President, Chief Financial Officer at Oxford Realty Services Corporation which developed and managed a portfolio of over 45,000 apartment units. Mr. Minami is 42 years old.

     Robert D. Zimet. Mr. Zimet is Senior Vice President, General Counsel and Secretary of the Company and Smith Realty Company, one of the Property Service Businesses. He was the General Counsel and a Senior Vice President of Charles
E. Smith Management, Inc., since joining the Smith Companies in 1983, and became a Group Senior Vice President in 1991. He continues in these capacities for Charles E. Smith Commercial Realty, Inc., a successor to Charles E. Smith Management, Inc., and the owner, operator, and manager of commercial office buildings. Mr. Zimet is responsible for the legal affairs of the Company and the Smith Companies, as well as supervision of the Human Resources and Office Services departments of Smith Realty Company. Mr. Zimet is 60 years old.

     John T. Gray. Mr. Gray is the Senior Vice President-Residential Management of the Company and Smith Realty Company, one of the Property Service Businesses. Prior to joining the Smith Companies in November 1998, he was President for two years of Walter V. Clark Associates, a human resources consulting firm. Prior to that, Mr. Gray was with Summit Properties, Inc. for ten years. As President of the Management Company, he was an active participant in Summit's initial public offering and had total responsibility for the residential portfolio of over 20,000 apartment units. Mr. Gray is responsible for the overall management, leasing and operation of Smith's multifamily portfolio. Mr. Gray is 43 years old.

     Matthew B. McCormick. Mr. McCormick is the Senior Vice President-Residential Marketing of the Company and Smith Realty Company, one of the Property Service Businesses. Prior to January 1998, Mr. McCormick was the Senior Vice President and Department Head of the Retail Group, where he was responsible for retail property management and leasing, as well as outside retail brokerage services. Prior to joining the Smith Companies in 1988, Mr. McCormick was a retail specialist with the Washington, D.C. office of Coldwell Banker. Mr. McCormick is 38 years old.

     Alfred G. Neely. Mr. Neely is Senior Vice President-Development of the Company, responsible for the zoning, planning and development of all multifamily buildings. Since joining Charles E. Smith Construction, Inc., in 1989 as a Senior Vice President and now as a Group Senior Vice President, Mr. Neely has been responsible for zoning, planning and development. Prior to joining the Smith Companies, Mr. Neely was Executive Vice President and Managing General Partner of the New Height Group, a real estate and development company in Denver, Colorado. During his nine years with this company, Mr. Neely has been responsible for development and management of mixed-use properties. Mr. Neely is 53 years old.



Item 2.   Properties

General

     The 56 Properties as of March 1, 1999 consist of 50 Multifamily Properties, four Development Properties and two Retail Properties, as described in more detail below. Twenty-eight of the Multifamily Properties (reflecting the combination of three buildings into one for operational and statistical purposes) and both Retail Properties were acquired in connection with the Formation Transactions. In addition, the Operating Partnership held a minority limited partnership interest in one other multifamily property in the Washington metropolitan area, acquired in the Formation Transactions and increased in a subsequent transaction.

     All of the Operating Partnership's properties are located in developed areas that include other residential and retail properties. The number of competitive residential properties in a particular area could have a material effect on the Operating Partnership's ability to lease apartment units and on the rents charged. In addition, other forms of single and multifamily residential properties provide housing alternatives to tenants and potential tenants of the

Operating Partnership's residential properties. The Operating Partnerships's retail properties face similar competition with other retail properties with respect to tenant leases. The Operating Partnership believes that the properties are well located in their markets and are well constructed and designed. In the opinion of management, the Operating Partnership's properties are adequately covered by insurance.

Multifamily Properties

     The 48 operating Multifamily Properties owned as of December 31, 1998 contain a total of 19,279 garden, mid-rise, and high-rise apartment units, ranging in size from 115 to 1,075 apartment units. Two of the properties are located in Chicago, Illinois, two are located in Boston, Massachusetts with the balance in the Washington D.C. metropolitan area. All of the Multifamily Properties are 100% owned by the Operating Partnership and its subsidiaries. In 1998, the average monthly rental revenue per core unit was $970 and the average economic occupancy was 96.6% for the Core Residential Portfolio (Multifamily Properties owned as of December 31, 1996.) As of December 31, 1998, the average age of the operating Multifamily Properties, weighted by 1998 revenues, was 25 years.

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

     The following table sets forth certain additional information relating to the Multifamily Properties as of December 31, 1998 (in the following table, occupancy is based upon economic occupancy, which measures occupancy beginning on the rent commencement date; monthly revenue per unit is total property revenue divided by the number of apartment units; and certain data may be omitted for properties not operated by the Operating Partnership for the entire year):

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
    Residential  Portfolio  Statistics for the Year Ended December 31, 1998

                                                     Number of        Average       Monthly        Average
                                   Property          Apartment        Sq. Ft.       Revenue        Economic
Property Type/Property Name        Type              Units           Per Unit       Per Unit       Occupancy
---------------------------        --------          ---------       ---------      ---------      ---------
Core Residential Portfolio

NW Washington, D.C.
  1841 Columbia Road               High-rise             115             634         $  955            99.0%
  2501 Porter Street               High-rise             202             760          1,472            97.5%
  Albemarle                        High-rise             235           1,097          1,226            98.9%
  Calvert-Woodley                  High-rise             136           1,001          1,169            99.0%
  Cleveland House                  High-rise             216             894          1,138            99.2%
  Connecticut Heights              High-rise             519             536            889            95.6%
  Corcoran House                   High-rise             138             464            832            99.2%
  Statesman                        High-rise             281             593            798            97.7%
  Van Ness South                   High-rise             625             956          1,109            98.7%
                                                      ------          ------           -----         -------
                                                       2,467             778          1,051            98.0%

Other NE & SE Washington, D.C.
  Car Barn                         Garden                196           1,311            888            96.6%
  Fort Chaplin                     Garden                549             983            673            98.2%
                                                      ------           -----         ------           ------
                                                         745           1,069            729            97.6%

Other Northern Virginia -  Inside Beltway

 Crystal City
 ------------
  The Bennington                   High-rise             348             804          1,059            96.0%
  Crystal House I                  High-rise             426             917          1,010            97.2%
  Crystal House II                 High-rise             402             938            987            96.6%
  Crystal Square                   High-rise             378           1,121          1,179            99.0%
  Crystal Place                    High-rise             180             894          1,310            97.7%
  Gateway Place                    High-rise             162             826          1,792            94.7%
  Water Park Towers                High-rise             360             881          1,436            92.9%
                                                      ------           -----         ------           ------
                                                       2,256             923          1,190            96.2%
 Rosslyn/Ballston
 ------------------
  Courthouse Plaza                 High-rise             396             772          1,299            96.9%

 Other
 --------
  Arlington Overlook               Mid-rise              711             877            780            95.6%
  Bedford Village                  Garden                752           1,070            914            95.0%
  Berkeley                         Mid-rise              138             891            744            97.4%
  Boulevard of Old Town            Garden                159             603            934            98.3%
  Columbia Crossing                Garden                247             976          1,122            95.8%
  Columbian Stratford              Mid-rise              227             942            767            97.8%
  Concord Village                  Garden                531           1,025            820            95.4%
  Newport Village                  Garden                937           1,115            911            97.1%
  Orleans Village                  Garden                851           1,061            828            94.6%
  Patriot Village                  Garden              1,065           1,162            915            96.6%
  Skyline Towers                   High-rise             940           1,221            988            95.5%
  Windsor Towers                   Mid-rise              280           1,025            812            98.0%
                                                      ------           -----         ------           ------
                                                       6,838           1,063            887            96.0%
Other Northern Virginia -  Outside Beltway
  Charter Oak                      Garden                262           1,097            956            96.8%
  Oaks of Tysons                   Garden                218             968          1,047            97.2%
  Potomac View                     Garden                192             965            791            97.8%
  Westerly at Worldgate            Garden                320             921          1,120            95.5%
                                                      ------           -----         ------           ------
                                                         992             986            997            96.6%
Suburban Maryland
  The Manor                        Garden                435            999             774            96.9%
  Suburban Tower                   High-rise             172            677             830            98.1%
                                                      ------          -----          ------           ------
                                                         607            908             790            97.2%
                                                      ------          -----          ------           ------
     Subtotal/Average                                 14,301            972          $  970            96.6%
                                                      ------          -----          ------           ------


                                                     Number of        Average       Monthly        Average
                                   Property          Apartment        Sq. Ft.       Revenue        Economic
Property Type/Property Name        Type              Units           Per Unit       Per Unit       Occupancy
---------------------------        --------          ---------       ---------      ---------      ---------
Acquisition Portfolio

 The Kenmore (NW Washington, D.C.)  High-rise            376            725             756            97.8%
 Crystal Plaza (Crystal City)       High-rise            540          1,129           1,254            98.4%
 Crystal Towers (Crystal City)      High-rise            912          1,107           1,139            97.5%
 Lincoln Towers (Rosslyn/Ballston)  High-rise            714            879           1,276            93.5%
 2000 Commonwealth (Boston)         High-rise            188            878           1,649            96.2%
 One East Delaware (Chicago)        High-rise            306            704           1,886            98.0%
 Tunlaw Gardens (NW Washington,
  D.C.)                             Garden               167            850             767            97.0%
 Tunlaw Park (NW Washington, D.C.)  Mid-rise             120            856           1,105            97.8%
 Parc Vista (Crystal City)          High-rise            299            770             n/a             n/a
 McClurg Court (Chicago)            High-rise          1,075            688             n/a             n/a
 Cronin's Landing (Boston)          Mid-rise             281          1,129             n/a             n/a
                                                      ------          -----           -----            -----
  Sub-Total/Average                                    4,978            890             n/a             n/a
                                                      ------          -----           -----            -----


Development Portfolio

 Springfield Station (Other
 Northern Virginia)                 Mid-rise / Garden              631
 Courthouse Place (Rosslyn/
 Ballston)                          High-rise            564
 One Superior Place (Chicago)       High-rise            809
 Park Connecticut (NW Washington,
 D.C.)                              High-rise            142
                                                   ---------
  Sub-Total                                            2,146
                                                   ---------

All Residential Properties                            21,425
                                                   =========

     The following table sets forth the total number of apartment units in the Core Residential Portfolio, the economic occupancy, and the average monthly rental revenue per unit as of the end of 1998 and in each of the previous five years:


Multifamily Properties
                                                              Average Monthly
Year          Number of Units       Percent Occupied*         Revenue Per Unit
-------       ---------------       ------------------        ----------------

1998               14,301                96.6%                       $970
1997               14,198                96.4%                       $901
1996               12,462                97.0%                       $883
1995               11,834                97.2%                       $862
1994               11,834                97.8%                       $845
1993               11,834                97.8%                       $818

* Based on economic occupancy



Retail Properties

     The Operating Partnership's two Retail Properties, Skyline Mall and Worldgate Centre, are enclosed malls containing a total of approximately 436,000
square feet of retail space.   Until December  1997, both Retail Properties
leased health club facilities to entities controlled by Messrs. Smith and Kogod pursuant to leases expiring on December 31, 2015. In December 1997, the health clubs were sold by Messrs. Smith and Kogod. In conjunction with that sale, the Operating Partnership agreed to restructure the two leases, including reduced base rent on the Worldgate lease, and extended terms on both leases for ten years, through 2025, in exchange for a $2.3 million cash payment.

     Worldgate Centre. Worldgate Centre is a community retail center located in Herndon, Virginia, at the intersection of two major Northern Virginia traffic arteries, the Dulles Airport Access Highway and Centreville Road. Developed by the Smith Companies in 1991, it is a part of a mixed-use development which includes the 320-unit Multifamily Property which the Operating Partnership constructed in 1995. The town of Herndon is located in Fairfax County, one of the highest median income counties in the country. The Property contains the 108,670 square foot Worldgate Athletic Club, a Loew's Cinema, and a mix of approximately 40 other food service, fashion and specialty retailers and various business and general service tenants. Worldgate Centre has 230,926 square feet of leasable area and had an average occupancy rate of 99.5% during 1998. Approximately 16% of the leases, based on net rentable area, are scheduled to expire prior to the year 2003.

     Skyline Mall. Skyline Mall is a two-level, enclosed community retail center located on Route 7 in Northern Virginia, at the intersection of Fairfax County, Arlington County, and the City of Alexandria, Virginia. Originally developed by the Smith Companies in 1977, it is part of a mixed-use community which also includes over two million square feet of office space and over 3,300 high-rise condominium and apartment units (including Skyline Towers, a 940-unit Multifamily Property owned by the Operating Partnership), all within walking distance. The Property has 204,914 square feet of leasable area and had an average occupancy rate of 97.2% in 1998. It contains the 79,920 square foot Skyline Racquet and Health Club, an AMC Cinema, and approximately 40 other stores, including restaurants, fashion and specialty retailers, and various business and general services. Approximately 12% of the leases, based on net rentable area, are scheduled to expire prior to the year 2003.

     The following table sets forth certain additional information relating to the Retail Properties as of December 31, 1998:

Retail Properties

                                                  Gross                            Average       Average
                                                Leasable    Number   Average       Base Rent    Gross Rent
Property                              Year        Area       of      % Leased      Per SF       Per  SF
 Name                Location       Completed     (SF)      Stores     1998         Leased       Leased
----------------------------------------------------------------------------------------------------------
Skyline Mall      Fairfax Co., VA    1977         204,914       40       97.2 %       $12.13        $16.42

Worldgate
 Centre           Herndon, VA        1991         230,926       40        99.5%       $20.19        $26.92
                                                  -------                -----        ------        ------

                                                  435,840                 98.4%       $16.40        $21.98
                                                  =======                =====        ======        ======



Property Markets

     The Operating Partnership believes that economic trends and market conditions in the locations where the Operating Partnership currently operates -
- Chicago, Boston, Northern Virginia, and Washington, D.C. -- and locations where the Operating Partnership will operate -- southeast Florida -- indicate an excellent potential for continued high occupancy and rental rate growth in 1999 and beyond. These markets have all experienced strong employment growth in 1998, as shown in the table below, and are projected to be among the top U.S. markets in total employment growth over the period 1993 to 2005, with a projected average annual increase in each market of 45,000 jobs or more, according to projections prepared by the U.S. Dept. of Commerce, Bureau of Economic Analysis and released in mid-1996.


Employment Growth - 1998

                                  1998 Jobs      %
Market                            Increase       Increase
----------------------------      ---------     ----------
Washington D.C. MSA                  53,500           2.2%
 - Northern Virginia                 41,300           4.1%
Chicago - MSA                        61,200           1.5%
Boston - MSA                         50,100           2.6%
Southeast Florida                    60,000           3.0%
 - Ft. Lauderdale/Broward            20,600           3.3%
USA Average                           ---             2.6%


     In the Washington D.C. metropolitan area, employment and population growth in recent years, and expected in future years, has been strongest in the Northern Virginia segment of the metropolitan area, which is the sector where the majority (68%) of the Operating Partnership's Properties are located. The growth in Northern Virginia is substantially attributable to continuing strong growth in the technology sector, particularly the Internet technology and telecommunications segments. The Operating Partnership believes that this trend will continue due to the concentration of technology firms in Northern Virginia and the growth outlook for the Internet technology and telecommunications industries. The outlook for the District of Columbia economy has improved significantly due to the return to positive employment growth late in 1998 after several years of federal government cutbacks and the election of a new mayor.

     Demand for multifamily rental apartments continues to be strong in all of the Operating Partnership's markets as evidenced by high occupancy and rent growth rates. Surveys of comparable investment grade apartment properties are conducted in each these markets annually by The REIS Reports, Inc. The results of these surveys are shown in the following tables:

Apartment Occupancy and Rental Rate Growth for Smith Residential Markets


Metro area market                                 Occupancy               % Rental Rate Growth
--------------------------------             ----------------------       ---------------------
                                              1997            1998           1997           1998
                                             -----           -----          -----          -----
Boston                                        97.6%           98.0%          5.7%           6.7%

Chicago                                       97.2%           97.3%          4.7%           3.0%
- Downtown                                    97.0%           97.2%          5.5%           7.0%

Washington D.C. area
- Northern Virginia                           96.2%           96.6%          3.5%           3.5%
- Washington D.C.                             96.9%           97.0%          3.4%           4.7%

Southeast Florida
- Fort Lauderdale                             96.1%           96.1%          4.0%           3.6%

----------------------
Source: The REIS Reports, Inc., February, 1999, and Appraisal Research Corp., March 1999


     The supply of new rental apartment properties in the more urbanized portions of the Operating Partnership's markets has been extremely limited in recent years, particularly in the more desirable submarkets where the Operating
Partnership concentrates its focus.   In the Washington metro area the supply of
new multifamily properties has been increasing moderately over the past several years and is likely to continue to do so based on multifamily permits data compiled by the U.S. Census Bureau. These data show that the number of multifamily permits issued in the area were, 7,786 in 1996, 6,907 in 1997, and 8,935 in 1998, which includes both for-sale condominium and rental apartment properties. These levels remain well below the peak of over 13,000 in 1987. Most of the new supply of rental apartments is occurring in the outer suburban areas and does not compete directly with the Operating Partnership's properties, which are predominantly in the vicinity of and within Interstate 495, the Capital Beltway. Downtown Chicago has actually experienced a net decrease in higher end rental apartments in recent years due to condo conversions, and the Company's 809-unit Superior Place property is currently the only new apartment property under construction in the downtown area.

     Overall, the Operating Partnership believes that the anticipated increases in employment and population projected for the Boston, Chicago, Northern Virginia, Washington D.C. and southeast Florida markets, together with limited increases in supply of new rental units in locations competitive with the Operating Partnership's properties, will result in the Operating Partnership's multifamily rental submarkets remaining in a strong occupancy position for at least the next 18-24 months. As a result, the Operating Partnership believes that these conditions will provide an opportunity to improve apartment rent levels, and will also allow additional development and acquisition opportunities.

Mortgage Financing

     As of December 31, 1998, 30 of the 54 Properties were subject to Mortgage Loans aggregating approximately $592,386,000. The Mortgage Loans are collateralized by first lien mortgages or deeds of trust on Properties organized into three pools ("Mortgage Pool Three," "FNMA" and "Prudential" as shown in the chart below) and ten individual loans (the "Individual Mortgages"). The Mortgage Loans bear interest at a weighted average interest rate of 7.1% at December 31, 1998. The Properties collateralizing each Mortgage Loan, the outstanding principal balances as of December 31, 1998, the applicable interest rates, and the maturity dates for each Mortgage Loan are set forth in the chart below.

                                                             12/31/98
Mortgage Pool/                                               Outstanding           Interest           Maturity
Collateral                                                   Location              Principal          Rate            Date
------------------------------------------------------------------------------------------------------------------------------------
                                                            (000's)

FNMA                                                          $ 140,000              6.75%              October 30, 2013 (2)
-----
  Bedford Village             Fairfax County, Virginia
  Car Barn                    Washington, D.C.
  Concord Village             Arlington, Virginia
  Crystal Place               Arlington, Virginia
  Crystal Square              Arlington, Virginia
  Arlington Overlook (1)      Arlington, Virginia
  Fort Chaplin                Washington, D.C.
  Newport III (1)             Alexandria, Virginia
  Orleans Village             Fairfax County, Virginia

Mortgage Pool Three                                             117,000              7.99%              June 30, 2009 (3)
-------------------
  Berkeley                    Arlington, Virginia
  Calvert Woodley             Washington, D.C.
  Cleveland House             Washington, D.C.
  Columbia Crossing           Arlington, Virginia
  Courthouse Plaza            Arlington, Virginia
  Gateway Place               Arlington, Virginia
  Newport I/II (1)            Alexandria, Virginia
  Skyline Mall                Fairfax County, Virginia
  2501 Porter Street          Washington, D.C.

Prudential                                                       53,000              6.88%              June 5, 2008 (2)
-----------
  Waterpark                  Arlington, Virginia
  Parc Vista                 Arlington, Virginia

Individual Mortgages
--------------------------
   1841 Columbia Road        Washington, D.C.                     3,173             9.00%               August 1, 1999 (6)
   Crystal Towers            Arlington, Virginia                 44,198             7.16%               January 1, 2006 (6)
   2000 Commonwealth         Boston, Massachusetts               17,100             6.30%               December 3, 2006 (2)
   Connecticut Heights       Washington, D.C.                    20,000             7.10%               March 18, 2008 (2)
   Cronin's Landing          Boston, Massachusetts               33,208             6.90%               March 1, 2009 (7)
   Patriot Village           Fairfax County, Virginia            31,095             8.24%               August 1, 2009 (4)
   Crystal Plaza             Arlington, Virginia                 33,615             6.86%               November 1, 2009 (6)
   Crystal House I/II      Arlington, Virginia                   38,250             6.29%               December 30, 2010 (5)
   Skyline Towers            Fairfax County, Virginia            49,300             6.45%               December 10, 2010 (5)
   The Bennington            Arlington, Virginia                 12,447             7.50%               October 1, 2020 (7)
                                                                 ------             -----

                                                               $592,386             7.10%
                                                               ========            ======
 -----------------------------------------------------------------------------------------------------------------------------------

(1)  Operated as a single property, but divided for collateralization purposes.
(2)  Interest only.
(3)  Twenty-five year amortization begins June 30, 1999.
(4)  Thirty year amortization begins in August 2004.
(5)  Thirty year amortization begins in December 2008.
(6)  Thirty year amortization.
(7)  Twenty-five year amortization.

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

    The Operating Partnership announced a standby credit facility in 1998 of up to $300 million with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was $140 million at 6.75% for fifteen years. The bulk of the proceeds were used to retire Mortgage Pool Two of $125.2 million and the associated prepayment penalty of $9.5 million. Terms and rates of subsequent draws on this facility will be determined at the time of use. Closing of the facility is expected during the second quarter of 1999.

    During 1998, the Operating Partnership obtained a $53 million, ten year secured loan from Prudential at a fixed coupon rate of 6.88%. The loan is secured by two Multifamily Properties. In conjunction with this loan, the Operating Partnership terminated a $20 million (notional value) treasury lock contract at a gain of $0.4 million which will be amortized over the term of the new loan.

    The Individual Mortgages relate to debt secured by individual Multifamily Properties. The loans require monthly payments of interest and, in certain cases, principal. The loan secured by Patriot Village was refinanced in September 1996 and was obtained jointly with a ground lessor, with a portion of the principal allocated to each of them. The ground lessor has been allocated $9.9 million of the refinanced loan (of the total of $41.0 million outstanding as of December 31, 1998), for which the Operating Partnership is contingently liable. The loan requires the payment of interest only through August 2004, at which time amortization begins using a 30-year amortization schedule with a balloon payment due in August 2009. The Operating Partnership remits full debt service to the lender and reduces its ground rent payment by the corresponding amount of debt service relating to the principal assigned to the ground lessor.

Lines of Credit

    The Operating Partnership terminated its $100 million line of credit in 1998 and entered into two new unsecured lines of credit -- a $100 million line and a $185 million line -- with PNC Bank, NationsBank, and U.S. Bank, as agents, which mature in March 2001. Draws upon the new lines are subject to certain unencumbered asset requirements and bear interest at a selected London Interbank Offer Rate (LIBOR) plus 75 to 120 basis points based on the leverage ratio of the Operating Partnership. As of December 31, 1998, the weighted average interest rate on outstanding draws was 6.22%. If the Operating Partnership receives an investment grade rating on its unsecured debt, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating. The Operating Partnership pays a fee of 0.20% on the full amount available under the lines of credit. The line of credit agreements contain certain restrictive covenants, including maintenance of minimum equity value, debt to equity ratios and debt service coverage requirements. The maximum amounts outstanding during 1998 and 1997 were $251.5 million and $97.0 million, respectively.

    The Operating Partnership also has an $83 million acquisition credit facility which allows for debt maturities up through July 2004. The line of credit provides for an interest rate that is fixed at the time of each borrowing at 150 basis points over 10-year Treasury Bills and is cross-collateralized with Mortgage Pool Three. Debt outstanding of $30 million at December 31, 1998 bears interest at a weighted-average fixed rate of 7.27% and is collateralized by two Properties. The agreement contains certain restrictive covenants including a limit on debt to asset value and maintenance of debt service coverage ratios. In February 1999, the unused portion, or $53 million, of the line expired.

Construction Loans

    In October 1997, the Operating Partnership obtained a variable rate, unsecured construction loan of $46.3 million to finance the construction of an acquired development property. The loan is recourse to the Operating Partnership, bears interest at LIBOR plus 130 basis point (6.85% at December 31, 1998), and matures in October 2000 with three six-month extension options based on certain conditions. The loan balance at December 31, 1998 was $31.6 million.

    During 1998, the Operating Partnership obtained a $90 million variable rate, secured construction loan in connection with the development of One Superior Place in Chicago, Illinois, with interest currently at LIBOR plus 135 basis points (6.93% at December 31, 1998), payable monthly, due July 1, 2001. At the Operating Partnership's option, maturity may be extended for two one-year periods based on certain conditions. The loan is collateralized by the property and is recourse to the Operating Partnership. The loan balance at December 31, 1998 was $31.6 million.

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

    In December 1998, the Company adopted a Shareholder Rights Plan (the "Rights Plan") in which certain stock purchase rights were granted as a distribution to holders of common stock. The Rights Plan is designed to deter coercive or unfair takeover tactics. In implementing the Rights Plan, the Board of Directors declared a distribution of one Right for each share of the Company's outstanding common stock. Each Right initially entitles the holder thereof to purchase one one-thousandth of a share of preferred stock for $108. One one-thousandth of a share of preferred stock is intended to be approximately the economic equivalent of one share of common stock. The Rights expire on December 13, 2008. At the time of adoption of the Rights Plan, the Rights are neither exercisable nor traded separately from the common stock. The Rights are exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of the common stock or announces a tender or exchange offer which would result in its ownership of 15% or more of the common stock. In connection with these Rights, the partnership agreement of the Operating Partnership was amended to provide for certain purchase rights by Unitholders in the event the Rights become exercisable and are, in fact, exercised. These purchase rights would allow Unitholders to purchase additonal Units at a price which would prevent their dilution by the issuance of additional Units to the Company upon the issuance of additional Common Stock under the Right Plan.


                          Unregistered Unit Issuances

Issue      # of Units                         Implied Unit
Date       Issued    Consideration            Value            Redeemable
--------   -------   ----------------------   -------------    --------------
1/99       201,950   Interest in Parkwest       $ 6,300,843    After one year
                     Apartments                ($31.20/Unit)

1/99       320,304   Interest in Terrace        $ 9,993,499    After one year
                     Apartments                ($31.20/Unit)

     In December 1998, 259,305 units of Series B Cumulative Convertible Redeemable Preferred Units were converted to common units on a one-for-one basis.

     The following table sets forth the distributions made by the Operating Partnership with respect to each such period:

                                                               Distribution
Period                                                           Per Unit
------                                                         ------------
January 1, 1997, to March 31, 1997                                 $0.505
April 1, 1997, to June 30, 1997                                    $0.505
July 1, 1997, to September 30, 1997                                $0.520
October 1, 1997, to December 31, 1997                              $0.520

January 1, 1998, to March 31, 1998                                 $0.520
April 1, 1998, to June 30, 1998                                    $0.520
July 1, 1998, to September 30, 1998                                $0.535
October 1, 1998, to December 31, 1998                              $0.535

On March 1, 1999, the Operating Partnership had approximately 750 unitholders of record.



Item 6.   Selected Financial Data.

     The following table sets forth selected financial and operating information on a historical basis for the Operating Partnership and the Predecessor (as hereinafter defined in the Notes to Consolidated Financial Statements). The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 have been derived from the financial statements of the Operating Partnership and the Predecessor audited by Arthur Andersen LLP, independent accountants.

Charles E. Smith Residential Realty L.P. and CES Group
Selected Financial Data

                                                                  Charles E. Smith Residential Realty L.P.               CES Group
                                                          ------------------------------------------------------------  -----------
                                                                                                             June 30,     January 1,
                                                                       Year Ended December 31,               1994 to        1994 to
                                                          ------------------------------------------------  December 31,    June 29,
(Dollars in Thousands, Except Per Unit Data)                    1998       1997        1996      1995         1994          1994
-----------------------------------------------------------------------------------------------------------------------  -----------
OPERATING DATA
   Rental properties
      Revenues                                              $  250,211  $ 200,104   $ 163,959   $143,464   $  66,683     $ 63,496
      Expenses                                                 130,593    104,493      89,156     78,514      36,571       36,039
   Equity in income of Property Service Businesses               8,433      7,597       7,846      6,868       3,785        2,798
   Corporate general & administrative expenses                   8,947      6,563       5,255      4,768       2,089        1,550
   Interest income                                               1,257      1,063       1,029      1,424         825          970
   Interest expense                                             47,334     45,411      43,606     37,421      17,392       24,798
   Income/(loss)  before gain on sale, loss on unused
      treasury lock, and extraordinary item                     73,027     52,297      34,817     31,053      15,241      (10,700)
   Net income/(loss) of the Operating Partnership               69,870     52,210      34,817     31,053      15,241      (25,895)
                                                            ----------------------------------------------------------   ---------

   Earnings per common unit - basic                              $1.96      $1.89       $1.59      $1.44       $0.72
   Earnings per common unit - diluted                            $1.95      $1.88       $1.59      $1.44       $0.72

OTHER DATA

   Funds from Operations (1):

   Net income                                               $   69,870  $  52,210   $  34,817    $31,053   $  15,241
   Less
      Perpetual preferred distributions                         (3,647)         -           -          -           -
      Gain on sale of property                                 (18,150)         -           -          -           -
   Plus
      Depreciation and amortization of rental property          28,958     20,666      17,931     16,258       7,738
      Amortization of goodwill                                     250          -           -          -           -
      Loss on unused treasury lock                               4,923          -           -          -           -
      Extraordinary item - loss on extinguishment of debt       16,384         87           -          -           -
                                                            ----------------------------------------------------------

   Funds from Operations                                    $   98,588  $  72,963   $  52,748    $47,311   $  22,979
                                                            ==========================================================

   Net cash flows provided by (used in):
      Operating activities                                  $  118,566  $  75,223   $  50,958    $54,283   $  19,877
      Investing activities                                    (289,995)  (196,924)    (72,742)   (68,495)    (26,666)
      Financing activities                                     171,429    117,803      16,204      5,340      25,139


   Cash dividends per unit                                      $2.095     $2.035      $1.975     $1.915      $0.480

   Average residential occupancy rate (2)                         96.6%      96.4%       97.0%      97.2%        97.8%
   Number of apartment units - core portfolio (3)               14,301     14,198      12,462     11,834      11,834
   Number of apartment units - total portfolio                  19,279     18,236      15,200     14,198      12,462

BALANCE SHEET DATA
   Rental properties, net (4)                                $1,093,963 $ 804,323   $ 470,093   $414,490   $ 315,213
   Total assets                                               1,185,399   865,506     522,211    469,322     391,189
   Total mortgage loans and notes payable (5)                   790,579   610,971     546,544    483,177     404,971
   Other Limited Partners' Interest, at redemption value (6)    426,258   502,719     351,873    288,663     310,247
   Partners' Equity
      General Partner's General and Limited
         Partnership Interest (6)                               (56,676) (264,369)   (389,252)  (320,286)   (347,767)

                     FOOTNOTES TO SELECTED FINANCIAL DATA

1. Funds from Operations (FFO) is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and other non-recurring items, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to cash flow as a measure of liquidity or ability to make distributions. The Operating Partnership considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Operating Partnership presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

2. Average occupancy is defined as gross potential rent for the core portfolio less vacancy allowance divided by gross potential rent for the period, expressed as a percentage.

3. Core portfolio represents properties owned or stabilized by the Operating Partnership as of December 31 two years prior to the current reporting date.

4. At the formation of the Operating Partnership, all rental properties were recorded at predecessor partners' historical cost basis which is significantly less than current value and, therefore, results in dilution of shareholders' book value. Shareholders' equity for each year presented is net of $(244,208) contribution by Predecessors of assets at historical cost, net of liabilities.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


BACKGROUND

     The following discussion compares historical results of operations for the years ended December 31, 1998 and 1997 as well as the years ended December 31, 1997 and 1996. The discussion should be read in conjunction with the "Selected Financial Data," and the financial statements and notes thereto included elsewhere in this annual report.

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

     As of December 31, 1998, the Operating Partnership and its subsidiaries, owned 48 operating multifamily properties, four multifamily properties under construction and two retail shopping centers (collectively, the "Properties"). Three of the properties are located in Chicago, Illinois and two are located in Boston, Massachusetts; all other properties are located in the Washington, D.C. metropolitan area. The Operating Partnership also had conditional agreements to purchase four additional to-be-constructed multifamily properties.



     The operating multifamily properties consist of the following:

                                            Number of
                                       ------------------
                      Type             Properties   Units
            ------------------------   ----------   -----

Core Portfolio
     High-Rise/Mid-Rise                  23          7,587
     Garden                              14          6,714
                                         --         ------
                                         37         14,301
                                         --         ------

Acquisition Portfolio
    High-Rise/Mid-Rise                   10          4,811
    Garden                                1            167
                                         --         ------
                                         11          4,978
                                         --         ------
                                         48         19,279
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

    Additionally, the Operating Partnership owned substantially all the equity in the following entities (collectively, the "Property Service Businesses") which provide a range of services to the owned Properties, essentially at cost (including overhead), and for a fee to other properties including commercial office partnerships which have Messrs. Smith and Kogod as the general partners ("Affiliates"):

    . Multifamily and Retail Property Management Services provides property management and leasing services to multifamily and retail properties. In addition, this entity leases furnished corporate apartments through a subsidiary.

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

    . Financing Services provides negotiation, administration and execution of debt refinancing.

RENTAL PROPERTIES

    Revenue, expenses and income from the multifamily and retail properties were as follows (in thousands):

                                                           Year Ended December 31,
                                                   ----------------------------------------

                                                      1998       1997 /(2)/    1996 /(2)/
                                                   -----------   -----------   -----------
Multifamily Properties - Core/(1)/
  Revenues                                          $ 166,465    $  158,785    $  147,522
  Expenses                                            (67,070)      (66,264)      (63,386)
                                                    ---------    ----------    ----------
  Income before depreciation                        $  99,395    $   92,521    $   84,136
                                                    =========    ==========    ==========
Multifamily Properties -
  Acquisitions/Dispositions
  Revenues                                          $  72,499    $   31,277    $    6,639
  Expenses                                            (30,061)      (13,896)       (4,308)
                                                    ---------    ----------    ----------
  Income before depreciation                        $  42,438    $   17,381    $    2,331
                                                    =========    ==========    ==========
Multifamily Properties - Development
  Revenues                                          $   1,258    $      ---    $      ---
  Expenses                                             (1,300)          (97)          ---
                                                    ---------    ----------    ----------
  Income before depreciation                        $     (42)   $      (97)   $      ---
                                                    =========    ==========    ==========
Retail Properties
  Revenues                                          $   9,989    $   10,042    $    9,798
  Expenses                                             (3,204)       (3,570)       (3,531)
                                                    ---------    ----------    ----------
  Income before depreciation                        $   6,785    $    6,472    $    6,267
                                                    =========    ==========    ==========
Total Rental Properties
  Revenues                                          $ 250,211    $  200,104    $  163,959
  Expenses                                           (101,635)      (83,827)      (71,225)
  Depreciation                                        (28,958)      (20,666)      (17,931)
                                                    ---------    ----------    ----------
Income from Rental Properties                       $ 119,618    $   95,611    $   74,803
                                                    =========    ==========    ==========

/(1)/ "Core" represents properties owned as of
 December 31, 1996.
/(2)/ Certain prior year balances have been reclassified to conform with current year presentation.

Occupancy Rates

   Average occupancy of the Operating Partnership's core multifamily properties in the Washington, D.C. metropolitan area, where over 90% of the Operating Partnership's portfolio is located, is consistent with the area's market-wide average occupancy, based on annual surveys of approximately 80% of comparable investment grade apartment properties conducted by The REIS Reports, Inc. as follows:

                      Occupancy Percent
           ----------------------------------------
                Company         Washington DC Area
           ------------------   -------------------

 1998                   96.6%                 97.0%
 1997                   96.4%                 96.4%
 1996                   97.0%                 96.5%


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

Rental Revenue

  Average revenue per apartment unit for the Operating Partnership's core multifamily properties increased approximately 4.8% in 1998 as compared with 1997, and 3.5% in 1997 (based on properties owned as of December 31, 1995) as compared with 1996.

  A schedule of portfolio statistics follows:

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
--------------------------------------------------------------------------------
     Residential Portfolio Statistics for the Year Ended December 31, 1998

                                                             Number of      Average       Monthly       Average
                                         Property            Apartment      Sq. Ft.       Revenue       Economic
Property Type/Property Name                Type              Units          Per Unit      Per Unit      Occupancy
------------------------------           --------            ---------      ----------    ----------    -----------

Core Residential Portfolio

NW Washington, D.C.
  1841 Columbia Road                    High-rise               115             634          $  955       99.0%
  2501 Porter Street                    High-rise               202             760           1,472       97.5%
  Albemarle                             High-rise               235           1,097           1,226       98.9%
  Calvert-Woodley                       High-rise               136           1,001           1,169       99.0%
  Cleveland House                       High-rise               216             894           1,138       99.2%
  Connecticut Heights                   High-rise               519             536             889       95.6%
  Corcoran House                        High-rise               138             464             832       99.2%
  Statesman                             High-rise               281             593             798       97.7%
  Van Ness South                        High-rise               625             956           1,109       98.7%
                                                             ------          ------           -----    --------
                                                              2,467             778           1,051       98.0%
Other NE & SE Washington,  D.C.
  Car Barn                              Garden                  196           1,311             888       96.6%
  Fort Chaplin                          Garden                  549             983             673       98.2%
                                                             ------           -----          ------       -----
                                                                745           1,069             729       97.6%
Other Northern Virginia -
 Inside Beltway

  Crystal City
  ------------
  The Bennington                        High-rise               348             804           1,059       96.0%
  Crystal House I                       High-rise               426             917           1,010       97.2%
  Crystal House II                      High-rise               402             938             987       96.6%
  Crystal Square                        High-rise               378           1,121           1,179       99.0%
  Crystal Place                         High-rise               180             894           1,310       97.7%
  Gateway Place                         High-rise               162             826           1,792       94.7%
  Water Park Towers                     High-rise               360             881           1,436       92.9%
                                                             ------           -----          ------       -----
                                                              2,256             923           1,190       96.2%
  Rosslyn/Ballston
  ----------------
  Courthouse Plaza                      High-rise               396             772           1,299       96.9%

  Other
  -----
  Arlington Overlook                    Mid-rise                711             877             780       95.6%
  Bedford Village                       Garden                  752           1,070             914       95.0%
  Berkeley                              Mid-rise                138             891             744       97.4%
  Boulevard of Old Town                 Garden                  159             603             934       98.3%
  Columbia Crossing                     Garden                  247             976           1,122       95.8%
  Columbian Stratford                   Mid-rise                227             942             767       97.8%
  Concord Village                       Garden                  531           1,025             820       95.4%
  Newport Village                       Garden                  937           1,115             911       97.1%
  Orleans Village                       Garden                  851           1,061             828       94.6%
  Patriot Village                       Garden                1,065           1,162             915       96.6%
  Skyline Towers                        High-rise               940           1,221             988       95.5%
  Windsor Towers                        Mid-rise                280           1,025             812       98.0%
                                                             ------           -----          ------       -----
                                                              6,838           1,063             887       96.0%

Other Northern Virginia -  Outside Beltway
  Charter Oak                           Garden                  262           1,097             956       96.8%
  Oaks of Tysons                        Garden                  218             968           1,047       97.2%
  Potomac View                          Garden                  192             965             791       97.8%
  Westerly at Worldgate                 Garden                  320             921           1,120       95.5%
                                                             ------           -----          ------       -----
                                                                992             986             997       96.6%
Suburban Maryland
  The Manor                             Garden                  435             999             774       96.9%
  Suburban Tower                        High-rise               172             677             830       98.1%
                                                             ------           -----          ------       -----
                                                                607             908             790       97.2%
                                                             ------           -----          ------       -----
     Subtotal/Average                                        14,301             972          $  970       96.6%
                                                             ------           -----          ------       -----


                                                                       Number of      Average       Monthly       Average
                                                   Property            Apartment      Sq. Ft.       Revenue       Economic
Property Type/Property Name                         Type              Units          Per Unit      Per Unit      Occupancy
------------------------------                     --------            ---------      ----------    ----------    -----------
Acquisition Portfolio
  The Kenmore (NW Washington, D.C.)             High-rise              376             725             756         97.8%
  Crystal Plaza (Crystal City)                  High-rise              540           1,129           1,254         98.4%
  Crystal Towers (Crystal City)                 High-rise              912           1,107           1,139         97.5%
  Lincoln Towers (Rosslyn/Ballston)             High-rise              714             879           1,276         93.5%
  2000 Commonwealth (Boston)                    High-rise              188             878           1,649         96.2%
  One East Delaware (Chicago)                   High-rise              306             704           1,886         98.0%
  Tunlaw Gardens (NW Washington, D.C.)          Garden                 167             850             767         97.0%
  Tunlaw Park (NW Washington, D.C.)             Mid-rise               120             856           1,105         97.8%
  Parc Vista (Crystal City)                     High-rise              299             770             n/a           n/a
  McClurg Court (Chicago)                       High-rise            1,075             688             n/a           n/a
  Cronin's Landing (Boston)                     Mid-rise               281           1,129             n/a           n/a
                                                                    ------           -----          ------         -----
      Sub-Total/Average                                              4,978             890             n/a           n/a
                                                                    ------           -----          ------         -----

Development Portfolio

 Springfield Station (Other Northern Virginia)  Mid-rise / Garden                      631
 Courthouse Place (Rosslyn/Ballston)            High-rise               564
 One Superior Place (Chicago)                   High-rise               809
 Park Connecticut (NW Washington, D.C.)         High-rise               142
                                                                      -----
    Sub-Total                                                         2,146
                                                                     ------

All Residential Properties                                           21,425
                                                                   ========

PROPERTY SERVICE BUSINESSES

     Revenues, expenses and income from the Property Service Businesses were as follows (in thousands):

                                               Year Ended December 31,
                                          ---------------------------------
                                            1998        1997        1996
                                          ---------   ---------   ---------
Multifamily and Retail Property
  Management Services/(1)/
    Revenues                              $ 28,412    $ 10,546    $ 11,465
    Expenses                               (26,441)     (9,756)     (9,169)
                                          --------    --------    --------
  Income before depreciation              $  1,971    $    790    $  2,296
                                          ========    ========    ========

Interior Construction and Renovation
  Services
  Net fee revenues                        $  8,267    $  6,614    $  5,650
  Expenses                                  (6,441)     (5,547)     (4,670)
                                          --------    --------    --------

  Income before depreciation              $  1,826    $  1,067    $    980
                                          ========    ========    ========

Engineering and Technical Services
  (including reimbursed costs)
  Revenues                                $ 67,988    $ 50,597    $ 42,179
  Expenses                                 (63,811)    (46,759)    (38,516)
                                          --------    --------    --------

  Income before depreciation              $  4,177    $  3,838    $  3,663
                                          ========    ========    ========

Financing Services
  Revenues                                $  2,623    $  3,798    $  2,640
  Expenses                                    (778)       (670)       (687)
                                          --------    --------    --------

  Income before depreciation              $  1,845    $  3,128    $  1,953
                                          ========    ========    ========

Total Property Service Businesses
  Revenues                                $107,290    $ 71,555    $ 61,934
  Expenses                                 (97,471)    (62,732)    (53,042)
                                          --------    --------    --------

  Income before depreciation                 9,819       8,823       8,892
  Depreciation                              (1,386)     (1,226)     (1,046)
                                          --------    --------    --------
  Income from Property
  Service Businesses                      $  8,433    $  7,597    $  7,846
                                          ========    ========    ========

/(1)/Includes May 1998 purchase of Presidential Villas.

  Multifamily and Retail Property Management Services provide management services to the Operating Partnership at cost plus 5% in accordance with the management agreement. In addition to 50 owned Properties (operating Multifamily and Retail), management services were also provided to 13 third-party owned multifamily properties of approximately 3,800 apartment units and to three third-party owned retail properties of approximately 293,000 square feet. Of the 16 third-party management agreements, eleven are with Affiliates and five are with unaffiliated property owners. The management agreements with Affiliates are for initial terms of three years or more while the management agreements with unaffiliated owners generally have one-year terms.

  During 1998, Multifamily and Retail Property Management Services expanded the corporate apartment program as a result of the acquisition by Smith Realty Company of Noel Enterprises, Inc. ( d.b.a. "Presidential Villas"), a provider of furnished corporate apartments in Chicago, Illinois. A portion of the total purchase price of $8.5 million is contingent upon achievement by Presidential Villas of certain earnings targets over the next two years. The Operating Partnership lent to Smith Realty Company the initial payment of $6.75 million in exchange for a five year note.

  Interior Construction and Renovation Services provided oversight to approximately $80 million of gross construction activity in 1998 compared to approximately $66 million in 1997 and $58 million in 1996. Services are provided to the Operating Partnership at cost and to Affiliates and third parties at cost plus a fee.

  Engineering and Technical Services provides on-site building systems operations, maintenance and inspection to the Operating Partnership and Affiliates at cost and to third parties at cost plus a fee. Services were provided to approximately 46 million square feet of facilities in 1998, 30 million square feet in 1997, and 28 million square feet in 1996.

  Financing Services performed $335 million of refinancings in 1998 compared to $489 million in 1997 and $242 million in 1996.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

Comparison to Year Ended December 31, 1997

  Summary. Net income of the Operating Partnership increased 33.8%, or $17.7 million, from $52.2 million for the year ended December 31, 1997 to $69.9 million for the year ended December 31, 1998. Funds from Operations ("FFO") of the Operating Partnership increased $25.6 million, or 35.1% during the same period. The increase in both net income and FFO is due to increases in income from the rental properties, primarily the multifamily acquisition and development properties. These increases were partially offset by higher interest and other expenses related to acquisitions and development. The decrease in net income per share is attributable to the loss on an unused treasury lock and extraordinary losses associated with extinguishment of debt.

  Rental Properties. Revenue from rental properties increased $50.1 million, or 25.0%, from $200.1 million for 1997 to $250.2 million for 1998. Expenses (including depreciation) from all rental operations increased $26.1 million, or 25.0%, from $104.5 million in 1997 to $130.6 million in 1998.

  Core Portfolio. Revenue from the core portfolio increased $7.7 million, or 4.8% over the prior year due to rent increases in all submarkets, slightly improved occupancy and additional cable and telephone revenues. Average monthly revenue per core apartment unit increased from $925 in 1997 to $970 per month during 1998. Revenue growth by submarket over 1997 ranged from 3.7% in the Maryland properties to 6.5% in northwest Washington, D.C. Average economic occupancy for the portfolio increased to 96.6% in 1998 from 96.5% in 1997. The Operating Partnership also continues to expand and aggressively market its furnished apartment program. As a result, revenues from this program increased $0.4 million, or 19.4%, over the prior year period. Operating expenses on the core portfolio increased 1.2% over the prior year. This was primarily due to higher personnel costs (including outsourcing) and real estate tax expenses partially offset by utility savings and lower repair and maintenance costs both related to a mild winter.

  Operating margins of the Operating Partnership's core portfolio of approximately 60% and 58% for the years ended December 31, 1998 and 1997, respectively, are generally lower in comparison to industry averages due primarily to the Operating Partnership's method of recovering utility costs. Apartment rents, for the most part, include utility services such as electricity and gas since the Operating Partnership bears utility costs. The majority of the Operating Partnership's competitors, however, require their tenants to pay utilities directly. Management estimates that the Operating Partnership's operating margins would be approximately 63% on a comparable basis.

  Acquisition/Disposition Portfolio. The eleven acquisition properties and two disposition properties, contributed $41.2 million, or 82.3%, of the total rental revenue increase and $16.2 million, or 90.8%, of the increase in operating expenses resulting in a contribution to net operating income of $25.0 million. The balance of the portfolio reflects operations of the two properties sold during 1998 - Oxford Manor and Marbury Plaza.

  Development Portfolio. Springfield Station delivered initial units in May 1998 and has a total of 280 units delivered as of December 31, 1998. Estimated completion and stabilization is expected in late 1999. Courthouse Place delivered 103 initial units in December 1998. Estimated completion and stabilization is expected by early 2000.

  Retail Portfolio. Retail revenues decreased by $0.1 million, or 0.5%, during 1998 compared to the prior year due primarily to the restructuring of the Worldgate health club lease in 1997 partially offset by other rent increases. Average occupancy at the two retail properties increased from 97.4% in 1997 to 98.4% in 1998.

  Property Service Businesses. Income from the Property Service Businesses increased $0.8 million, or 11.0%, during 1998 compared to 1997.

  Income before depreciation for Multifamily and Retail Property Management Services increased $1.2 million, or 149.5%, primarily due to the acquisition in the second quarter of Presidential Villas.

  Income before depreciation for Interior Construction and Renovation Services increased $0.8 million, or 71.1%, due to an increase of $1.7 million in net fee revenue offset by an increase of $0.9 million in related expenses. This was due primarily to an increase in the volume of projects completed on behalf of Affiliated commercial office property partnerships, partially offset by a loss incurred during the first quarter of 1998 associated with cost overruns and unrecovered owner change orders on a large outside contract. The Operating Partnership is currently pursuing an arbitration claim which may result in a partial recovery of the loss.

  Revenue from Engineering and Technical Services increased 34.4%, or $17.4 million, in 1998 with a corresponding increase of $17.1 million in expenses compared to 1997 due primarily to significant additional facilities management contracts obtained in 1997 and 1998. Income before depreciation for Engineering and Technical Services increased 8.8% to $4.2 million for 1998 compared to $3.8 million in 1997. The lower margin in 1998 reflects a decrease in higher margin HVAC repair and replacement projects.

  Income before depreciation for Financing Services decreased $1.3 million, or 41.0%, due primarily to an unusually high level of fees in 1997 in connection with the roll-up of Affiliated commercial properties into a single partnership - Charles E. Smith Commercial Realty L.P. ("CESCR"). At the formation of CESCR, the Company entered into a 14-month agreement to continue providing financing services through December 31, 1998 for certain properties owned by CESCR. The 1998 fees were earned in connection with debt refinancings arranged for properties owned or managed by CESCR. Fees on properties owned by CESCR were earned in accordance with the Operating Partnership's agreement while fees on properties managed by CESCR were separately negotiated. Management does not expect any significant future income from Financing Services.

  Other. Corporate general and administrative expenses increased by $2.4 million, or 36.3%, due primarily to additional personnel added in mid-1997 to expand the Operating Partnership's acquisition and development program and write-offs of capitalized costs on terminated acquisition and development projects. Interest expense increased by $1.9 million, or 4.2%, primarily due to financing of acquisition and development activities.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997

Comparison to Year Ended December 31, 1996

  Summary. Net income of the Operating Partnership increased 50.0%, or $17.4 million, from $34.8 million for the year ended December 31, 1996 to $52.2 million for the year ended December 31, 1997. Funds from Operations of the Operating Partnership increased $20.2 million, or 38.3%, during the same period. The increase in both net income and FFO is due to increases in income from the rental properties, primarily the multifamily acquisition and development properties. These increases were partially offset by higher interest and expenses related to acquisitions and development.

  Rental Properties. Revenue from rental properties increased $36.1 million, or 22.0%, from $164.0 million for 1996 to $200.1 million for 1997. Expenses from rental properties (including depreciation) increased $15.3 million, or 17.2%, from $89.2 million in 1996 to $104.5 million in 1997.

  1997 Core Portfolio. Revenue from the 1997 core portfolio (based on properties owned as of December 31, 1995) increased $5.2 million, or 3.5%, from $148.2 million in 1996 to $153.4 in 1997. Based on the 1998 core, revenue was $158.8 million for the year ended December 31, 1997. The difference of $5.4 million represents the transfer of three properties into core on January 1, 1998 and two properties out of core that were sold in 1998. Expenses increased $0.3 million, or 0.4%, over the prior year primarily due to expected increases in payroll and related costs, partially offset by savings from management restructuring and the outsourcing of janitorial services.

  Average monthly revenue per apartment unit of the 1997 core portfolio increased 3.5% from $870 in 1996 to $901 per month during 1997. Average economic occupancy decreased slightly to 96.4% in 1997 from 96.9% in 1996. The decrease in occupancy was not unexpected given the aggressive efforts initiated by management to increase rents as well as the implementation during the third quarter of 1996 of several revenue-enhancing initiatives, including a premium for month-to-month leases and the charging of a non-refundable move-in fee in lieu of security deposits.

  1997 Acquisition Portfolio. The 1997 acquisition portfolio, consisting of 4,038 apartment units contributed $30.4 million, or 84.2% of the rental revenue increase. This growth was primarily due to the fact that six of the nine properties, or 3,036 units, were acquired during 1997. The acquisition properties added $12.3 million in property operating expenses compared to the prior year.

  Retail Portfolio. Retail revenues increased by $0.2 million, or 2.5%, during the year ended December 31, 1997 compared to the prior year due primarily to rent increases and improved vacancy at Skyline Mall. Average occupancy at Skyline Mall increased from 95.1% in 1996 to 97.2% in 1997.

  In December 1997, Messrs. Smith and Kogod sold their health club facilities which lease retail space from the Operating Partnership. In conjunction with that sale, the Operating Partnership agreed to restructure the leases by reducing base rent on the Worldgate lease and extending the terms on both leases by ten years, through 2025, in exchange for a $2.3 million cash payment which is being amortized over the lives of the revised leases. The Operating Partnership used the funds to retire 65,000 Operating Partnership units.

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

  Income before depreciation for Financing Services increased $1.2 million, or 60.2%, due primarily to fees earned on an unusually high level of refinancings performed during the fourth quarter of 1997. Such refinancings were related to the roll-up of Affiliated commercial properties into a single partnership. In conjunction with the roll-up, Financing Services personnel transferred to the new entity, Charles E. Smith Commercial Realty L.P.

  Other. Corporate general and administrative expenses increased by $1.3 million, or 24.9%, due primarily to additional personnel added during the year to expand the Operating Partnership's acquisition and development program. Interest expense increased by $1.8 million, or 4.1%, primarily due to assumed debt on acquisitions of multifamily properties. Distributions in excess of earnings allocated to Minority Interest decreased $4.8 million. Such charges are no longer necessary as a result of the February 1997 stock offering and the related elimination of the Minority Interest deficit.


LIQUIDITY AND CAPITAL RESOURCES

Summary

  Net cash flow provided by operating activities was $118.6 million for 1998 compared to $75.2 million for 1997. The increase of $43.4 million was primarily due to higher cash flow contributed by the acquisition portfolio as well as core revenue growth.

  Net cash flow used by the Operating Partnership for investing activities increased $93.1 million in 1998, from $196.9 million in 1997 to $290.0 million in 1998 due primarily to the substantial increase in development volume during the year as well as increased capital expenditures.

  Net cash flow provided by financing activities was $171.4 million in 1998 compared to $117.8 million in 1997. During 1998, the Operating Partnership raised approximately $120 million through sales of common and preferred equity. In addition, the Operating Partnership completed a number of debt financing transactions which resulted in net cash inflows of $122.4 million which is net of prepayment penalties and other related costs. In 1998, the Operating Partnership also paid distributions of $73.5 million, or $2.095 per unit representing three quarters of distributions at $0.52 per unit and one quarter at $0.535, a 3.0% increase.

Equity Activity

  During 1997, the Company entered into an agreement with a private investor to sell 2.6 million shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Shares") for $71.5 million. In 1997, the Company issued 1.6 million shares of Series A Preferred Shares at $27.08 per share resulting in proceeds of $44.5 million, net of underwriting discounts and other expenses totaling $0.5 million. The net proceeds were contributed to the Operating Partnership in exchange for 1.6 million Series A Preferred Units. The Operating Partnership used the proceeds to repay on the line of credit. In April 1998, the Company issued the remaining 1.0 million shares of Series A Preferred Shares at $27.08 per share resulting in proceeds of $26.1 million, net of expenses of $0.4 million. The net proceeds were contributed to the Operating Partnership in exchange for 1.0 million Series A Preferred Units. These units were also used to repay the line of credit.

  In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares") for $48.6 million, net of offering costs of $1.4 million. The net proceeds were contributed to the Operating Partnership in exchange for 500 units of Series C Preferred Units. The
Series C Preferred Shares have a liquidation preference of $100,000 per unit and an initial annual distribution rate of $7,910 per unit. If the securities receive an investment grade rating, the distribution rate will decrease by $250 per unit. The Operating Partnership used the proceeds to repay outstanding amounts under its lines of credit.

  In July 1998, the Company completed the sale of 1.4 million shares of common stock (par value of $0.01 per share) under its existing shelf registration statement at a net purchase price of $32.625 per share. The net proceeds of approximately $45.4 million have been used to retire outstanding debt and for working capital needs.

  During 1998, 0.5 million Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares") were converted to common shares on a one-for- one basis. The Operating Partnership converted 0.5 million Series B Preferred Units to common units on a one-for-one basis.

  During 1998, the Operating Partnership issued approximately 0.3 million Operating Partnership units valued at $11.8 million in connection with property acquisitions.

Funds from Operations

  FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, and other non-recurring items, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to cash flow as a measure of liquidity or ability to make distributions. The Operating Partnership considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Operating Partnership's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

  The Operating Partnership's FFO for the years ended December 31, 1998, 1997 and 1996 was as follows (in thousands):

                                      Year Ended December 31,
                                   -----------------------------
                                     1998       1997      1996
                                   ---------   -------   -------

Net Income                         $ 69,870    $52,210   $34,817
Perpetual preferred distributions    (3,647)        --        --

Gain on sale of property            (18,150)        --        --
Depreciation of real property        28,958     20,666    17,931
Amortization of goodwill                250         --        --
Loss on unused treasury lock          4,923         --        --
Extraordinary item - loss on
debt extinguishment                  16,384         87        --
                                   --------    -------   -------

Funds from Operations                98,588     72,963    52,748
                                   ========    =======   =======

Acquisitions/Dispositions

  The Operating Partnership acquired the following operating properties during 1998 and 1997:


                                       Total Cost (Dollars in Thousands)
                                       ---------------------------------
                                              1998         1997
                                              ----         ----

   120-unit mid-rise apartment               $  6,700   $      -
   167-unit garden apartment                    7,100          -
   299-unit high-rise apartment                39,100          -
   1,075-unit high-rise apartment /(1)/        74,100          -
   281-unit mid-rise apartment                 63,500          -
   376-unit high-rise apartment                     -     16,300
   540-unit high-rise apartment                     -     43,000
   912-unit high-rise apartment                     -     69,800
   714-unit high-rise apartment                     -     88,900
   306-unit high-rise apartment                     -     43,100
   188-unit high-rise apartment                     -     27,500
                                             --------   --------
                                             $190,500   $288,600
                                             ========   ========

/(1)/ Purchase included approximately 13% of underlying land. Balance of land is subject to ground leases expiring in 2067.

   During 1998, the Operating Partnership sold two properties (Oxford Manor and Marbury Plaza) in southeast Washington, D.C. for a total of $22.0 million. The sales were completed as tax-deferred I.R.C. Section 1031 exchanges. In the financial statements, the Operating Partnership recognized gains on the sales totaling $18.2 million.

  In January 1999, the Operating Partnership completed the acquisition of three multifamily properties totaling 1,008 apartment units. The total capitalized cost of $105.7 million was comprised of approximately $55.0 million cash, initial capital improvement costs of $6.2 million, 0.5 million Operating Partnership units valued at approximately $16.3 million, assumed debt of $27.1 million and fair market value adjustments of $1.1 million.

  In February, 1999, the Operating Partnership sold The Manor, a 435-unit multifamily property located in suburban Maryland for $23.0 million. The Operating Partnership recognized a gain on the sale of $1.9 million.

  In March 1999, the Operating Partnership acquired the land beneath the Crystal Square property and the 5.1% net profits interest in the Crystal Plaza property. The purchase price of $10.0 million consisted of 32,258 Operating Partnership Units valued at $1.0 million and $9.0 million cash drawn upon the line of credit.

Development

  The Operating Partnership's development pipeline as of December 31, 1998 consists of the following projects:

                           Number      Units       Initial          Estimated    Estimated       Estimated
                           of Units    Delivered   Delivery         Completion   Stabilization   Cost
                           --------    ---------   --------------   ----------   -------------   ------------
                                                                                                 (in millions)
Springfield Station
  (Northern Virginia)           631       280        May, 1998        Q2  1999      Q4 1999           $ 60
Courthouse Place
  (Rosslyn/Ballston)            564       103        December, 1998   Q4  1999      Q1 2000             68
One Superior Place
  (Chicago)                     809       n/a        Q3  1999         Q2  2000      Q4 2000            115
Park Connecticut
  (Washington, DC)              142       n/a        Q4 1999          Q1  2000      Q2 2000             26
                              -----       ---                                                        -----
                              2,146       383                                                         $269
                              =====       ===                                                        =====

Commitments

  As of December 31, 1998, the Operating Partnership had executed four contracts to purchase to-be-constructed multifamily properties as follows:

                                Number          Units           Estimated        Purchase      Estimated
                                of Units        Delivered       Completion         Date        Purchase Price
                                --------        ---------       ----------         ----        --------------
                                                                                                (in millions)

New River Village                  240              n/a           Q2 2000          Q4 2000           $ 32
  (Ft. Lauderdale)
Wilson Boulevard                   220              n/a           Q2 2000          Q4 2000             28
  (Rosslyn/Ballston)
Pollard Gardens                    383              n/a           Q4 2000          Q2 2001             47
  (Rosslyn/Ballston)
Reston Landing                     400              n/a           Q4 1999          Q3 2000             44
  (Northern Virginia)
                                 -----                                                               ----
                                 1,243                                                               $151
                                 =====                                                               ====

  These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At December 31, 1998, the Operating Partnership had posted three letters-of-credit totaling $7.7 million in accordance with three of the contracts to be drawn upon only in the event the Operating Partnership defaults on its contractual obligations to purchase the completed assets.

  Numerous other acquisition and development projects are being pursued by the Operating Partnership. The Operating Partnership anticipates meeting the related funding requirements through draws on its lines of credit, long-term borrowings and public or private issuances of equity, including Operating Partnership unit exchanges.

Debt

     As of December 31, 1998, the Operating Partnership had the following mortgage indebtedness and other borrowings carrying a weighted average interest rate of 6.97% and collateralized by 33 of the 54 Properties:

                                              Dollars in
                                               Thousands   Percent of Total
                                               ---------   -----------------

       Fixed rate debt:
          Mortgages                             $592,386               74.9%
          $83M Acquisition Line of Credit         30,000                3.8%
       Variable rate debt:
          $185M Line of Credit                    53,000                6.7%
          $100M  Line of Credit                   52,000                6.6%
          Construction loans                      63,193                8.0%
                                                --------              -----
                                                $790,579              100.0%
                                                ========              =====

     As of December 31, 1998, the Operating Partnership's Debt to Total Market Capitalization Ratio was 40.3% (based on 31.5 million common units, 3.4 million preferred units and 13.3 million partnership units outstanding at the Company's stock price of $32.125 and $50 million of perpetual preferred units) versus 35.0% at December 31, 1997. The Operating Partnership's Interest Coverage Ratios for the years ended December 31, 1998 and 1997 were 3.24:1 and 2.78:1, respectively.

     Outstanding debt matures as follows (in thousands):


                       1999            $   3,173
                       2000               31,574
                       2001              136,621
                       2002                   --
                       2003                   --
                       Thereafter        619,211
                                       ---------
                                        $790,579
                                       =========

     At December 31, 1998, the Operating Partnership had $306.1 million of unused borrowing capacity available. Amounts outstanding under lines of credit averaged $202.9 million and $80.1 million for the years ended December 31, 1998 and 1997, respectively.

     The Operating Partnership anticipates meeting principal repayment requirements through long-term borrowings, public or private issuances of debt securities or public or private equity offerings.

     During 1998, the Operating Partnership completed several debt financing transactions as follows:

     . The Operating Partnership terminated its existing $100 million line of credit and entered into two new unsecured lines of credit - a $100 million line and a $185 million line - with PNC Bank, NationsBank, and U.S. Bank which mature in March 2001. The Operating Partnership repaid the balance outstanding under the $100 million line and recognized an extraordinary loss of $0.3 million related to the extinguishment of such debt.

    . The Operating Partnership repaid $110.1 million outstanding on Mortgage Pool One by drawing on the new line of credit. The Operating Partnership recognized an extraordinary loss of $4.1 million related to the repayment. The Operating Partnership refinanced part of the draw through a $53 million, ten year secured loan with Prudential at a fixed coupon rate of 6.88%. The loan is secured by two of the multifamily properties. In conjunction with this loan, the Operating Partnership terminated a $20 million (notional value) treasury lock contract at a gain of $0.4 million which will be amortized over the term of the new loan.

    . The Operating Partnership repaid mortgage loans totaling $9.2 million and recognized an extraordinary loss of $0.3 million due to extinguishment of debt.

    . In connection with the development of One Superior Place in Chicago, Illinois, the Operating Partnership obtained a $90 million interest-only construction loan in July 1998 with interest currently at LIBOR plus 135 basis points, payable monthly, due July 1, 2001. The loan is collateralized by the property.

    . The Operating Partnership assumed a $31.5 million mortgage loan in connection with the Cronin's Landing acquisition in July 1998. The loan has an effective fixed interest rate of 6.9% with principal amortized using a 25-year amortization schedule and a final payment due March 2009. A fair value adjustment of $2.0 million was recorded upon assumption of this loan.

    . In September 1998, the Operating Partnership terminated a $50 million (notional value) treasury lock contract at a loss of $4.9 million. The treasury lock was put in place in the first quarter of 1998 to hedge interest rate risk associated with an anticipated 10-year, unsecured financing which ultimately did not occur. Therefore, this amount has been charged to current year earnings.

    . The Operating Partnership announced a standby credit facility of up to $300 million with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was $140 million at 6.75% for fifteen years. The bulk of the proceeds were used to retire Mortgage Pool Two of $125.2 million and the associated prepayment penalty of $9.7 million. Terms and rates of subsequent draws on this facility will be determined at the time of use. Closing of the facility is expected during the second quarter of 1999.

    . The Operating Partnership obtained an interest-only $17.1 million mortgage on 2000 Commonwealth at a fixed interest rate of 6.3% due December 3, 2006.

    . The Operating Partnership obtained a $38.3 million mortgage on Crystal House I & II at a fixed interest rate of 6.29%. The loan is interest only through December

          2008, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due December 30, 2010.

    . The Operating Partnership obtained a $49.3 million mortgage on Skyline Towers at a fixed interest rate of 6.45%. The loan is interest only through December 2008, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due December 10, 2010.

    . In February 1999, the unused portion, or $53 million, of the Operating Partnership's $83 million line of credit with Northwestern Mutual expired.

    . In February 1999, the Operating Partnership repaid $7.4 million of mortgage debt. The Operating Partnership paid a prepayment penalty of $0.9 million which was recognized as an extraordinary loss.

Other

    Capital Improvements. In 1998, total capital improvements were $16.9 million, of which $12.4 million, or $871 per apartment unit, was for the core portfolio. Approximately 55% of the capital expenditures on the core portfolio are considered by management to generate net operating income ("NOI") by increasing revenue or decreasing expenses ("NOI generating"). The remaining capital expenditures on the core portfolio indirectly influence the Operating Partnership's ability to generate NOI ("non-NOI generating"). A summary of core capital expenditures during 1998 follows:

                                        Total $   Average $ Per
Expenditure Type                         Spent      Core Unit
----------------                        -------   -------------
                                     (in thousands)
Installations                           $ 2,643            $185
Water saving devices                      1,016              71
Renovations                               1,075              75
Redevelopment                             1,435             100
Other                                       681              48
                                        -------            ----
   NOI-Generating Improvements            6,850             479

   Non-NOI Generating Improvements        5,605             392
                                        -------            ----

Total Capital Expenditures
  - Core Portfolio                      $12,455            $871
                                        =======            ====


     Income Taxes. The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company generally is not subject to Federal corporate income taxes on net income it distributes currently to shareholders provided that the Company distributes at least 95% of its taxable income each year. REITs are subject to certain organizational requirements and asset and income tests in order to maintain their REIT status. The Property Service Businesses are taxable corporations, and thus, pay Federal and state income taxes on their net income. Such taxes amounted to $ 0.6 million, $0.4 million and $0.4 million for 1998, 1997 and 1996.

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

     The Operating Partnership's primary financial and operational software programs are purchased from outside vendors who have already resolved year 2000 issues. The Operating Partnership has received letters from these vendors indicating that their software is year 2000 compliant. The Operating Partnership is in the process of replacing one computer system, however, which is not currently year 2000 compliant at an estimated cost of approximately $1.6 million. The new system was implemented in January 1999 and is expected to be fully operational in early 1999. The related cost will be depreciated over its estimated useful life.

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

Item 7a.     Quantitative and Qualitative Disclosures of Market Risk.

     None.


Item 8.      Financial Statements and Supplementary Data.

     See Index to Consolidated and Combined Financial Statements on Page F-1 of this
     Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                    Part III


Item 10.     Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1999 (the "Proxy Statement"). Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company."

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the NYSE. To the best of the Company's knowledge, all required reports were timely filed during and with respect to the fiscal year ended December 31, 1998, except for the following reports which were filed late: Ernest A. Gerardi, Jr. (one report, one transaction); John T. Gray
(Form 3); John W. Guinee (amendment to Form 3); Steven E. Gulley (Form 3 and an amendment to Form 3); Charles R. Hagen (one report, four transactions); Matthew
B. McCormick (one report, one transaction); Alfred G. Neely (two reports, three transactions); Roger L. Weeks (one report, one transaction); Robert D. Zimet (one transaction, one report).

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

14(a)(3)  Exhibits

  2.1 Third Party Management and Leasing, Hotel Asset Management and Corporate Services Business Transfer Agreement by and between Charles E. Smith Residential Realty, Inc. and Smith Property Management, Inc. (Incorporated by reference to Exhibit No. 2.1 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

  2.2 REIT Properties Management and Leasing Business Transfer Agreement by and between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (Incorporated by reference to Exhibit No. 2.2 of the Operating Partnership's Form 10-K for the year ended December 31,
        1994)

  2.3 Assignment by Robert H. Smith, Clarice R. Smith, Robert P. Kogod and Arlene R. Kogod to Charles E. Smith Management, Inc. of 99% of all Partnership Interests of Residential Associates Limited Partnership (Incorporated by reference to Exhibit No. 2.3 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

  2.4 Assignment and Assumption Agreement by Residential Associates Limited Partnership and Charles E. Smith Residential Realty L.P. (Incorporated by reference to Exhibit No. 2.4 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

  2.5   Debt Assumption Agreement and Accord and Satisfaction of Debt by Charles
        E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (Incorporated by reference to Exhibit No. 2.5 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

  2.6 Debt Contribution Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") (Incorporated by reference to Exhibit No. 2.6 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

  3.1 Amended and Restated Articles of Incorporation of Charles E. Smith Residential Realty, Inc. (the "Company") (Incorporated by reference to Exhibit No. 3.1 of the Company's Registration Statement on Form S-11, No. 33-75288)

  3.2 Articles of Amendment to Articles of Amendment and Restatement of Articles of Incorporation of Charles E. Smith Residential Realty, Inc.

  3.3 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 in the Company's Registration Statement on Form S-3
        (File No. 33-93986)

  3.4 Articles Supplementary to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit No. 3.1 of Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

  3.5 Articles Supplementary of the Company for Classifying and Designating Series B Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 4.1 of the Operating Partnership's Report on Form 8-K dated October 3, 1997 and filed November 10, 1997)

  3.6 Certificate of Correction relating to Articles Supplementary for Series B Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 4.2 of the Operating Partnership's Report on Form 8-K dated October 3, 1997 and filed November 10, 1997)

  3.7 Articles Supplementary for Series C Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 3.5 in the Company's Registration Statement on Form S-3, File No. 333-17053)

  3.8 Articles Supplementary of the Company for Classifying and Designating a Series of Preferred Stock as Series D Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series

  4.1 First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (Incorporated by reference to Exhibit No. 4.1 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

  4.2 Certificate of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No. 4.2 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

  4.3 Ninth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No.
        4.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

  4.4 Tenth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No.
        4.4 of the Operating Partnership's Form 10-K for the year ended December 31, 1997)

  4.5 Fifteenth Amendment to First Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 99.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998)

  4.6 Seventeenth Amendment to First Amended and Restated Agreement of Limited Partnership of the Operating Partnership

 10.1 Noncompetition Agreement by and among the Company, the Operating Partnership and Robert P. Kogod and Robert H. Smith (Incorporated by reference to Exhibit No. 10.1 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

 10.2 Registration Rights and Lock-up Agreement (Incorporated by reference to Exhibit No. 10.2 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

 10.3 Pledge Agreement (Incorporated by reference to Exhibit No. 10.3 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

 10.4 First Amended and Restated 1994 Employee Stock and Unit Option Plan (Incorporated by reference to Exhibit No. 10.4 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

 10.5 First Amended and Restated 1994 Employee Restricted Stock and Restricted Unit Plan (Incorporated by reference to Exhibit No. 10.5 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

 10.6 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit No. 10.6 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

 10.7 Subscription Agreement (Incorporated by reference to Exhibit No. 10.7 of the Operating Partnership's Form 10-K for the year ended December 31,
        1994)

 10.8 Voting Stock Partnership Agreement for Smith Property Management Partnership (Incorporated by reference to Exhibit No. 10.8 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

 10.9 Voting Stock Partnership Agreement for Smith Management Construction Partnership (Incorporated by reference to Exhibit No. 10.9 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.10 Voting Stock Partnership Agreement for Consolidated Engineering Services Partnership (Incorporated by reference to Exhibit No. 10.10 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.11 Amended and Restated Articles of Incorporation of Smith Realty Company (Incorporated by reference to Exhibit No. 10.11 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.12 By-Laws of Smith Property Management, Inc. (Incorporated by reference to Exhibit No. 10.12 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.13 Articles of Incorporation of Smith Management Construction, Inc. (Incorporated by reference to Exhibit No. 10.13 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.14 By-Laws of Smith Management Construction, Inc. (Incorporated by reference to Exhibit No. 10.14 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.15 Articles of Incorporation of Consolidated Engineering Services, Inc. (Incorporated by reference to Exhibit No. 10.15 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.16 By-Laws of Consolidated Engineering Services, Inc. (Incorporated by reference to Exhibit No. 10.16 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.17 Certificate of Incorporation of Smith One, Inc. (Incorporated by reference to Exhibit No. 10.17 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.18   By-Laws of Smith One, Inc. (Incorporated by reference to Exhibit No.
        10.18 of the Company's Registration Statement on Form S-11,
        No. 33-75288)

10.19 Agreement of Limited Partnership of Smith Property Holdings One L.P. (Incorporated by reference to Exhibit No. 10.19 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.20 Agreement of Limited Partnership of Smith Property Holdings One (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.20 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.21 Certificate of Incorporation of Smith Two, Inc. (Incorporated by reference to Exhibit No. 10.21 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.22   By-Laws of Smith Two, Inc. (Incorporated by reference to Exhibit No.
        10.22 of the Company's Registration Statement on Form S-11,
        No. 33-75288)

10.23 Agreement of Limited Partnership of Smith Property Holdings Two L.P.(Incorporated by reference to Exhibit No. 10.23 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.24 Agreement of Limited Partnership of Smith Property Holdings Two (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.24 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.25 Certificate of Incorporation of Smith Three, Inc. (Incorporated by reference to Exhibit No. 10.25 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.26   By-Laws of Smith Three, Inc. (Incorporated by reference to Exhibit No.
        10.26 of the Company's Registration Statement on Form S-11,
        No. 33-75288)

10.27 Agreement of limited Partnership of Smith Property Holdings Three L.P. (Incorporated by reference to Exhibit No. 10.27 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.28 Agreement of Limited Partnership of Smith Property Holdings Three (D.C.) L.P.(Incorporated by reference to Exhibit No. 10.28 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.29 Certificate of Incorporation of Smith Four, Inc. (Incorporated by reference to Exhibit No. 10.29 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.30   By-Laws of Smith Four, Inc. (Incorporated by reference to Exhibit No.
        10.30 of the Company's Registration Statement on Form S-11,
        No. 33-75288)

10.31 Agreement of Limited Partnership of Smith Property Holding Four L.P. (Incorporated by reference to Exhibit No. 10.31 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.32 Amended and Restated Certificate of Incorporation of Smith Five, Inc. (Incorporated by reference to Exhibit No. 10.32 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.33   By-Laws of Smith Five, Inc. (Incorporated by reference to Exhibit No.
        10.33 of the Company's Registration Statement on Form S-11,
        No. 33-75288)

10.34 Agreement of Limited Partnership of Smith Property Holdings Five (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.34 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.35 License Agreement between Charles E. Smith Management, Inc. and the Company (Incorporated by reference to Exhibit No. 10.35 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.36 License Agreement between Charles E. Smith Management, Inc. and the Operating Partnership (Incorporated by reference to Exhibit No. 10.36 of the Operating Partnership's Form 10-K for the year ended December 31,
        1994)

10.37 Agreement of Limited Partnership of Smith Property Holdings Five L.P. (Incorporated by reference to Exhibit No. 10.0 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994)

10.38 Certificate of Limited Partnership of Smith Property Holdings Five L.P. (Incorporated by reference to Exhibit No. 10.38 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.39 Deed of Trust and Security Agreement between Smith Property Holdings Three L.P. ("Smith Three") and The Northwestern Mutual Life Insurance Company ("Northwestern") (Incorporated by reference to Exhibit No. 10.2 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.40 Guarantee of Recourse Obligations by Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No. 10.3 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.41 Absolute Assignment of Leases and Rents between Smith Three and Northwestern (Incorporated by reference to Exhibit No. 10.4 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.42 Promissory Note of Smith Three to Northwestern (Incorporated by reference to Exhibit No. 10.5 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.43 Purchase Money Deed of Trust and Security Agreement between Smith Property Holdings Three (D.C.) L.P. ("Smith Three D.C.") and Northwestern (Incorporated by reference to Exhibit No. 10.6 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.44 Guarantee of Recourse Obligations by Smith Three D.C. and the Operating Partnership (Incorporated by reference to Exhibit No. 10.7 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.45 Absolute Assignment of Leases and Rents between Smith Three D.C. and Northwestern (Incorporated by reference to Exhibit No. 10.8 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.46 Purchase Money Promissory Note of Smith Three D.C. to Northwestern (Incorporated by reference to Exhibit No. 10.9 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.47 Supplemental Loan Agreement by and among Smith Property Holdings Two L.P. ("Smith Two"), Smith Property Holdings Two (D.C.) L.P. ("Smith Two D.C.") and Green Park Financial Limited Partnership ("Green Park")

10.48 Supplemental Loan Agreement by and among Smith Property Holdings One L.P. ("Smith One D.C."), Smith Property Holdings One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated by reference to Exhibit No. 10.13 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.49 Multifamily Note of Smith One to GMAC (Incorporated by reference to Exhibit No. 10.14 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.50 Multifamily Note of Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.15 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.51 Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.16 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.52 Property Management Agreement by and between Smith One and the Operating Partnership (Incorporated by reference to Exhibit No. 10.17 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.53 Multifamily Deed of Trust, Assignment of Rents and Security Agreement between Smith One D.C. and GMAC (Incorporated by reference to Exhibit No. 10.18 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.54 Commercial Leasing and Property Management Agreement between Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No.
        10.19 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.55 Agreement of Limited Partnership of Smith Employment Services L.P. (Incorporated by reference to Exhibit No. 10.58 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.56 Certificate of Limited Partnership of Smith Employment Services L.P. (Incorporated by reference to Exhibit No. 10.59 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.57 Second Restated and Amended Agreement of Limited Partnership of First Herndon Associated Limited Partnership (Incorporated by reference to Exhibit No. 10.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995)

10.58 Second Amendment to the Certificate of Limited Partnership of First Herndon Associates Limited Partnership (Incorporated by reference to Exhibit No. 10.2 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995)

10.59 Certificate of Incorporation of Smith Six, Inc. (Incorporated by reference to Exhibit No. 10.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

10.60   By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit No.
        10.2 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

10.61 Agreement of Limited Partnership of Smith Property Holdings Six L.P. (Incorporated by reference to Exhibit No. 10.3 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

10.62 Agreement of Limited Partnership of Smith Property Holdings Six (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.4 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

10.63 Certificate of Incorporation of Smith Seven, Inc. (Incorporated by reference to Exhibit No. 10.66 of the Operating Partnership's Form 10-K for the year ended December 31, 1995)

10.64   By-Laws of Smith Seven, Inc. (Incorporated by reference to Exhibit No.
        10.67 of the Operating Partnership's Form 10-K for the year ended December 31, 1995)

10.65 Agreement of Limited Partnership of Smith Property Holdings Seven L.P. (Incorporated by reference to Exhibit No. 10.68 of the Operating Partnership's Form 10-K for the year ended December 31, 1995)

10.66 Commitment for Mortgage Loan to the Operating Partnership from Northwestern Mutual Life Insurance Company (Incorporated by reference to Exhibit No. 10.69 of the Operating Partnership's Form 10-K for the year ended December 31, 1995)

10.67 Third Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et. al. (Incorporated by reference to Exhibit No. 10.71 of the Operating Partnership's Form 10-K for the year ended December 31, 1997)

10.68 First Amendment to Third Amended and Restated Credit Agreement between the Operating Partnership and PNC Bank, National Association, et. al. (Incorporated by reference to Exhibit 99.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998)

10.69 Second Amendment to Third Amended and Restated Credit Agreement between the Operating Partnership and PNC Bank, National Association, et. al. (Incorporated by reference to Exhibit 99.2 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998)

10.70 First Amendment to First Amended and Restated Agreement of 1994 Employee Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc. (Incorporated by reference to Exhibit 4.9 in the Operating Partnership's Registration Statement on Form S-8, File No. 333-67421)

10.71 Second Amendment to First Amended and Restated Agreement of 1994 Employee Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc.

10.72 Rights Agreement between Charles E. Smith Residential Realty, Inc. and First Union National Bank, as Rights Agent

   21   Subsidiaries of the Registrant

 23.1   Consent of Arthur Andersen LLP

   27   Financial Data Schedule

      ___________________________________

14(b)     Reports on Form 8-K

          A report on Form 8-K was filed on May 13, 1998 providing information on a Property acquired by the Operating Partnership during the second quarter of 1998, including certain unaudited proforma balance sheets and statements of operations of the Operating Partnership reflecting the acquisition and statements of revenue and certain expenses for the McClurg Court Property for the year ended December 31, 1997, and applicable subsequent periods.

          A report on Form 8-K was filed on July 15, 1998 providing information on a Property (Cronin's Landing) acquired by the Operating Partnership during the third quarter of 1998.

          A report on Form 8-K was filed on December 8, 1998 providing information on the Rights Plan.


14(c)     Exhibits

          The list of Exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d)     Financial Statements

          See Index to Financial Statements and Schedules on Page F-1 of this Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1999.


                    CHARLES E. SMITH RESIDENTIAL REALTY, L.P.

                    By   Charles E. Smith Residential Realty,
                         Inc., it's General Partner


                    By   /s/Ernest A. Gerardi, Jr.
                         -------------------------------------
                         Ernest A. Gerardi, Jr.
                         President and Chief Operating Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of March, 1999.

         Signature                           Title
         ---------                           -----

    /s/Robert H. Smith                  Co-Chairman of the Board, Co-Chief
    --------------------------
    Robert H. Smith                     Executive Officer, and Director


    /s/Robert P. Kogod                  Co-Chairman of the Board, Co-Chief
    --------------------------
    Robert P. Kogod                     Executive Officer, and Director


    /s/Ernest A. Gerardi, Jr.           President, Chief Operating Officer, and
    --------------------------
    Ernest A. Gerardi, Jr.              Director


    /s/Wesley D. Minami                 Senior Vice President and
    --------------------------
    Wesley D. Minami                    Chief Financial Officer


    /s/ Steven E. Gulley                Vice President, Controller, and Chief
    --------------------------
    Steven E. Gulley                    Accounting Officer

    /s/Fred J. Brinkman                 Director
    --------------------------
    Fred J. Brinkman


    /s/Charles B. Gill                  Director
    --------------------------
    Charles B. Gill


    /s/Mandell J. Ourisman              Director
    --------------------------
    Mandell J. Ourisman


    /s/Mallory Walker                   Director
    --------------------------
    Mallory Walker

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

                                                               Pages
                                                               -----


     Report of Independent Public Accountants                   F-2

     Consolidated Balance Sheets                                F-3

     Consolidated Statements of Operations                      F-4

     Consolidated Statements of Partner's Equity  and
     Other Limited Partners' Interest                           F-5

     Consolidated Statements of Cash Flows                      F-6

     Notes to Consolidated Financial Statements                 F-7 to F-33



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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Charles E. Smith Residential Realty, L.P.:


We have audited the accompanying consolidated balance sheets of Charles E. Smith Residential Realty L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, partners' equity and other limited partners' interest, and cash flows for each of the years in the three years ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the management of Charles E. Smith Residential Realty, L.P. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles E. Smith Residential Realty L.P. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the years in the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                                   Arthur Andersen LLP
Washington, D.C.
February 9, 1999

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY AND OTHER LIMITED PARTNERS' INTEREST
                 (Dollars in Thousands, Except Per Unit Data)


                                                                                                             Other
                                                               General Partner's General and            Limited Partners'
                                                                    Limited Interest                       Interest
                                                  ----------------------------------------------------  -----------------
                                                     Series A    Series B     Series C
                                                    Preferred    Preferred    Preferred      Common         Common
                                                      Units        Units        Units         Units          Units
                                                   ----------    ----------   ---------    -----------    -----------
Balance, December 31, 1995                         $        -    $       -    $       -    $  (320,286)   $   288,663
   Units exchanged for acquisition                          -            -            -              -          2,403
   Adjustment for unit grants                               -            -            -              -            333
   Net income                                               -            -            -         15,755         19,062
   Distributions                                            -            -            -        (19,469)       (23,840)
   Adjustment to reflect Other Limited Partners'
           interest at redemption value                     -            -            -        (65,252)        65,252
                                                   ----------    ----------   ---------    -----------    -----------

Balance, December 31, 1996                                  -            -            -       (389,252)       351,873

   Units exchanged for acquisition                          -            -            -              -         75,019
   Adjustment for unit grants                               -            -            -              -            579
   Net income                                               -            -            -         26,593         25,617
   Contribution by Charles E. Smith Residential
           Realty, Inc.                                45,000       34,675            -        124,180              -
   Offering costs                                           -            -            -           (562)             -
   Repurchase and cancellation of Operating
           Partnership units                                -            -            -              -         (2,206)
   Distributions                                            -            -            -        (27,151)       (26,369)
   Other                                                    -            -            -            244            110
   Adjustment to reflect Other Limited Partners'
           interest at redemption value                     -            -            -        (78,096)        78,096
                                                   ----------    ----------   ---------    -----------    -----------

Balance, December 31, 1997                             45,000       34,675            -       (344,044)       502,719

   Units exchanged for acquisition                          -            -            -              -         11,820
   Adjustment for unit grants                               -            -            -              -            521
   Net income                                               -            -            -         41,129         28,741
   Contribution by Charles E. Smith Residential
      Realty, Inc.                                     26,500            -       50,000         45,454              -
   Conversion of Preferred units to Common Units            -      (14,308)           -         14,308              -
   Offering costs                                           -            -            -         (1,874)             -
   Repurchase and cancellation of Operating
      Partnership units                                     -            -            -              -           (594)
   Distributions                                            -            -            -        (44,498)       (28,962)
   Other                                                    -            -            -            121          2,874
   Adjustment to reflect Other
           Limited Partners' interest
           at redemption value                              -            -            -         90,861        (90,861)
                                                   ----------    ----------   ---------    -----------    -----------

Balance, December 31, 1998                         $   71,500   $   20,367    $  50,000    $  (198,543)   $   426,258
                                                   ==========   ==========    =========    ===========    ===========

Units issued and outstanding at December 31, 1998   2,640,325      714,628          500     18,212,600     13,268,740
                                                   ==========   ==========    =========    ===========    ===========

Units issued and outstanding at December 31, 1997   1,661,743    1,216,666            -     14,942,429     14,161,102
                                                   ==========   ==========    =========    ===========    ===========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                         Year Ended December 31,
                                                                         --------------------------------------------------------
                                                                                1998               1997                 1996
                                                                         ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                       $       69,870     $       52,210       $      34,817
        Adjustments to reconcile net income
          to net cash provided by operating activities:
             Extraordinary Item-Loss on extinguishment of debt                   16,384                  -                   -
             Loss on unused treasury lock                                         4,923                  -                   -
             Gain on sale of property                                           (18,150)                 -                   -
             Depreciation and amortization                                       31,118             23,543              21,039
             (Increase) decrease in escrow funds                                  1,490             (1,519)               (716)
             (Increase) decrease in other assets                                  3,833             (3,218)             (1,014)
             (Decrease) increase in accounts payable and
                  accrued expenses                                                9,098              4,207              (3,168)
                                                                        ---------------     --------------     ---------------
                  Net cash provided by operating activities                     118,566             75,223              50,958
                                                                        ---------------     --------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisitions and development of rental property                        (255,695)          (173,205)            (60,173)
        Additions to rental property                                            (16,852)           (12,811)             (7,425)
        Decrease in related party payables                                            -                  -              (1,441)
        (Increase) decrease in investment in and advances
             to Property Service Businesses and other                           (14,492)            (5,111)             (2,408)
        Acquisition deposits and other                                           (2,956)            (5,797)             (1,295)
                                                                        ---------------     --------------     ---------------
                  Net cash used by investing activities                        (289,995)          (196,924)            (72,742)
                                                                        ---------------     --------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Additions to deferred charges                                            (6,149)            (1,033)               (402)
        Capital contributions by Charles E. Smith
             Residential Realty, Inc.:
             Common units                                                        45,454            124,180                   -
             Preferred units                                                     74,626             79,113                   -
        Mortgages:
             Proceeds                                                           317,650             34,000              31,095
             Repayments                                                        (259,155)           (43,847)            (31,520)
        Lines of credit:
             Proceeds                                                           296,000             92,350              75,500
             Repayments                                                        (266,000)           (99,400)            (16,000)
        Construction loans:
             Proceeds                                                            66,157              5,536               1,032
             Repayments                                                          (8,500)           (17,686)                  -
        Prepayment penalties                                                    (12,672)                 -                   -
        Loss on unused treasury lock                                             (4,923)                 -                   -
        Repurchase of units                                                        (594)            (2,206)                  -
        Distributions                                                           (73,460)           (53,520)            (43,309)
        Other, net                                                                2,995                316                (192)
                                                                        ---------------     --------------     ---------------
                  Net cash provided by financing activities                     171,429            117,803              16,204
                                                                        ---------------     --------------     ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             -             (3,898)             (5,580)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        -              3,898               9,478
                                                                        ---------------     --------------     ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $             -                  -     $         3,898
                                                                        ===============     ===============     ===============


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Unit Data)



                                                                                Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                     1998               1997                 1996
                                                                 ------------        -------------        ------------
Rental Properties:
     Revenues                                                    $   250,211         $    200,104         $   163,959

     Expenses
         Operating costs                                             (84,381)             (71,425)            (60,796)
         Real estate taxes                                           (17,254)             (12,402)            (10,429)
         Depreciation and amortization                               (28,958)             (20,666)            (17,931)
                                                                 ------------        -------------        ------------
             Total expenses                                         (130,593)            (104,493)            (89,156)

Equity in income of Property Service Businesses                        8,433                7,597               7,846

Corporate general and administrative expenses                         (8,947)              (6,563)             (5,255)
Interest income                                                        1,257                1,063               1,029
Interest expense                                                     (47,334)             (45,411)            (43,606)
                                                                 ------------       --------------        ------------
Income before gain on sale, loss on unused treasury lock,
     and extraordinary item                                           73,027               52,297              34,817

Gain on sale of property                                              18,150                    -                   -

Loss on unused treasury lock                                          (4,923)                   -                   -
                                                                 ------------       --------------        ------------

Income before extraordinary item                                      86,254               52,297              34,817

Extraordinary item - loss on extinguishment of debt                  (16,384)                 (87)                  -
                                                                 ------------       --------------        ------------
Net income                                                            69,870               52,210              34,817

Less:    Income attributable to preferred units                      (10,722)              (1,881)                  -
                                                                 ------------       --------------        ------------
Net income attributable to common units                         $     59,148         $     50,329         $    34,817
                                                                =============       ==============        ============


Earnings per common unit - basic

     Income before extraordinary item                           $       2.50         $       1.89         $      1.59
     Extraordinary item                                                 0.54                    -                   -
                                                                 ------------        -------------        ------------

        Net income                                              $       1.96         $       1.89         $       1.59
                                                                =============        =============        ============
Earnings per common unit - diluted

        Income before extraordinary item                        $       2.49         $       1.88         $       1.59
        Extraordinary item                                              0.54                    -                    -
                                                                -------------        -------------        -------------
        Net income                                              $       1.95         $       1.88         $       1.59
                                                                =============        =============        =============

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                         CONSOLIDATED BALANCE SHEETS
                              AS OF DECEMBER 31,
                            (Dollars in Thousands)

                                                                             1998                     1997
                                                                          -----------              -----------
               ASSETS

Rental property, net                                                      $   926,749              $   751,230
Rental property under construction                                            167,214                   53,093
Escrow funds                                                                   23,819                    7,606
Investment in and advances to Property Service Businesses                      28,633                   14,141
Deferred charges, net                                                          18,081                   16,047
Security deposits                                                               2,408                    2,453
Other assets                                                                   18,495                   20,936
                                                                           ----------                 --------
                                                                          $ 1,185,399              $   865,506
                                                                           ----------                 --------

               LIABILITIES AND EQUITY

Liabilities
    Mortgage loans                                                        $   592,386              $   500,435
    Lines of credit                                                           135,000                  105,000
    Construction loans                                                         63,193                    5,536
    Accounts payable and accrued expenses                                      22,830                   13,732
    Security deposits                                                           2,408                    2,453
                                                                           ----------                 --------
               Total liabilities                                              815,817                  627,156
                                                                           ----------                 --------

Commitments and contingencies

Other Limited Partners' Interest
    13,268,740 and 14,161,102 common units issued and outstanding
    at December 31, 1998 and 1997, respectively, at redemption value          426,258                  502,719
                                                                           ----------                 --------

Partner's Equity
    General Partner's General and Limited Partnership Interest
        Preferred units - Series A Cumulative Convertible
             Redeemable Preferred Units, 2,640,325 and 1,661,743 units
             issued and outstanding at December 31, 1998 and 1997,
             respectively                                                      71,500                   45,000
        Prererred units - Series B Cumulative Convertible
             Redeemable Preferred Units, 714,628 and 1,216,666 units
             issued and outstanding at December 31, 1998 and 1997,
             respectively                                                      20,367                   34,675
        Preferred units - Series C Cumulative Redeemable Preferred
             Units, 500 units issued and outstanding                           50,000                        -
        Common units - 18,212,600 and 14,942,429 units issued and
             outstanding at December 31, 1998 and 1997, respectively         (198,543)                (344,044)
                                                                           ----------                 --------
                 Total partner's equity                                       (56,676)                (264,369)
                                                                           ----------                 --------

                                                                          $ 1,185,399              $   865,506
                                                                           ==========                 ========




       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The Operating Partnership and its subsidiaries are engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of December 31, 1998, the Operating Partnership owned 48 operating multifamily properties containing 19,279 apartment units (the "Properties"), had approximately 2,100 units under construction at four owned sites and had agreements to purchase approximately 1,200 units at four additional sites. In addition, the Operating Partnership owned two free-standing community retail shopping centers aggregating 436,000 square feet. The properties are located in the following metropolitan areas:


                                 Washington, D.C.
                                      Area           Chicago   Boston   Ft. Lauderdale   Total
-----------------------          ---------------     -------   ------   --------------   -----
Multi-Family
------------
  Operating                              44             2          2            -         48
  Under Construction                      6             1          -            1          8

Retail Centers                           2              -          -            -          2
--------------                          --             --         --           --         --
                                        52              3          2            1         58
                                        ==             ==         ==           ==         ==

     Additionally, the Operating Partnership owned substantially all of the equity in entities which provide multifamily and retail property management and leasing, furnished corporate apartments, interior construction and renovation, building engineering and technical services, and financial advisory services (collectively, the "Property Service Businesses").


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

Rental Property

     The Operating Partnership recorded the contributed Predecessor Properties at the Predecessor's historical cost. Rental property subsequently acquired or developed is recorded at the Operating Partnership's actual cost, including interest and real estate taxes incurred during development. Ordinary repairs and maintenance, such as minor replacements and painting, are expensed as incurred. Major improvements, such as new HVAC equipment and kitchen/bath renovations, are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Depreciation on buildings and improvements is computed using the straight-line method over estimated useful asset lives as follows:

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

     Minimum rental income attributable to retail leases is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Minimum rental income recognized in excess of payments due was $5.4 million and $5.0 million at December 31, 1998 and 1997, respectively, and is included in other assets. The lease agreements contain provisions that provide for additional rentals based on the tenants' sales volume and reimbursement from the tenants for their share of real estate taxes and certain common area maintenance costs. Additional rentals are recognized on the accrual basis.

     The future minimum lease payments to be received by the Operating Partnership under noncancelable retail leases as of December 31, 1998, are as follows (in thousands):

            Year Ending
            December 31,
            ------------
                1999                      $  7,162
                2000                         6,980
                2001                         6,822
                2002                         7,102
                2003                         6,808
             Thereafter                     87,684
                                          --------
                                          $122,558
                                          ========


Income Taxes

     These financial statements contain no provision for Federal income taxes since the entity is a partnership and, therefore, all Federal income tax liabilities and/or tax benefits are passed through to the individual partners in accordance with the partnership agreement and the Internal Revenue Code.

     The Operating Partnership's income tax basis in its assets and liabilities was $966 million and $879 million, respectively, at December 31, 1998 and $702 million and $635 million, respectively, at December 31, 1997.



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

New Accounting Pronouncements

     During 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which had no impact, and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which is reflected in Note 14.

     During 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for years beginning after June 15, 1999. The standard is not expected to have a significant impact on the Operating Partnership's financial statements since the Operating Partnership has no derivative instruments.

Reclassifications

     Certain reclassifications of the prior years' information have been made to conform to the current year's presentation.

3.  RENTAL PROPERTY

Rental Property
     Rental property consists of the following as of December 31 (in thousands):

                                              1998         1997
                                              ----         ----

          Land                             $  157,337   $  129,213
          Buildings and improvements          997,868      832,203
          Property under construction         167,441       53,093
                                            ---------    ---------
                                            1,322,646    1,014,509

        Less: Accumulated depreciation       (228,683)    (210,186)
                                            ---------    ---------
                                           $1,093,963   $  804,323
                                           ==========   ==========

     Depreciation expense of the Operating Partnership was $28.6 million, $20.3 million and $17.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. Repairs and maintenance expense of the Operating Partnership was $13.6 million, $13.2 million and $11.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Acquisitions

     During 1998, the Operating Partnership acquired five properties for $190.5 million, adding 1,942 apartment units. The Operating Partnership issued a total of approximately 0.3 million Operating Partnership units valued at $11.8 million and assumed a $31.5 million mortgage loan which was adjusted to its fair value of $33.5 million. The balance was funded from available cash and draws on the line of credit. The conversion of these Operating Partnership units into Company common stock is restricted for up to two years. One of the properties acquired included 13% of the underlying land with the balance subject to ground leases expiring in 2067.

     During 1997, the Operating Partnership acquired six properties for $288.6 million, adding 3,036 apartment units. The Operating Partnership issued a total of approximately 2.1 million Operating Partnership units valued at $61.1 million and assumed $93.5 million in mortgage loans. The balance was funded from available cash and draws on the line of credit. The conversion of these Operating Partnership units into Company common stock is restricted for up to one year.

     During 1996, the Operating Partnership acquired four properties for $64.1 million, adding 1,049 apartment units. The Operating Partnership issued a total of approximately 0.1 million Operating Partnership units valued at approximately $2.4 million and assumed a $3.3 million mortgage loan. The balance was funded from available cash and draws on the line of credit.

Dispositions

     During 1998, the Operating Partnership sold two properties in southeast Washington, D.C. for a total of $22.0 million. The sales were completed as tax-deferred I.R.C. Section 1031 exchanges. Under generally accepted accounting principles, the Operating Partnership recognized gains on the sales totaling $18.2 million.

Development

     At December 31, 1998, the Operating Partnership had approximately 2,100 apartment units under construction at four sites. Total estimated cost (including land) is approximately $269 million.


4.  INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES

     The Operating Partnership uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses, which include Smith Realty Company ("SRC"), Consolidated Engineering Services, Inc. ("CES") and Smith Management Construction, Inc. ("SMC"). These companies provide services which include property management, leasing, engineering and technical, financing and property construction and renovation. Under the equity method, the Operating Partnership's investment is adjusted for its proportionate share of earnings or losses of the Property Service Businesses and by dividends received. The Operating Partnership recognized its 99% interest in the earnings of each of the Property Service Businesses which aggregated $8.4 million, $7.6 million and $7.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Operating Partnership received distributions aggregating $10.5 million, $8.9 million and $8.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     In November 1997, certain commercial office Affiliates combined into a single partnership, Charles E. Smith Commercial Realty L.P. ("CESCR"). In conjunction with the combination, CES and SMC each entered into eight-year agreements with CESCR to continue providing services under the same terms and conditions in place prior to the business combination. In addition, certain Financing Services personnel of SRC transferred to CESCR. SRC entered into an agreement which expired December 31, 1998 to provide Financing Services for certain properties owned by CESCR. Services were provided by SRC in 1998 utilizing CESCR personnel on a negotiated cost basis. SRC separately negotiated revenue and cost sharing agreements for Financing Services provided to properties managed but not owned by CESCR.

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

    Total fees and administrative services charged by the Property Service Businesses to the Operating Partnership and Affiliates follows (in thousands):

                                                             Year Ended December 31
                                                         -------------------------------
                                                           1998       1997       1996
                                                         --------   --------   ---------
Fees Charged by Property Services Businesses to:
------------------------------------------------

Operating Partnership                                    $12,789    $ 8,762     $ 7,969
Affiliates                                                32,512     29,841      31,321

Costs of Administrative Services Charged by SRC to:
---------------------------------------------------

Operating Partnership                                     11,845      9,629       7,459
Affiliates                                                 4,806      5,632       5,630

    The Operating Partnership had net working capital advances to the Property Service Businesses of $25.9 million and $10.6 million at December 31, 1998 and 1997, respectively, which are reflected in the investment balance.

Combined summarized balance sheet information for the Property Service Businesses follows (in thousands):

                                          As of December 31,
                                        -----------------------
                                          1998          1997
                                        ---------     ---------
     Assets/(1)/
       Accounts receivable               $42,356       $27,827
       Property, net                       6,910         5,475
       Other, net                          7,123         3,091
                                         -------       -------
                                         $56,389       $36,393
                                         =======       =======
     Liabilities/(1)/
       Accounts payable                  $19,468       $17,422
       Deferred revenue                    5,050         5,120
       Due to related parties             29,800        11,529
       Other                               3,403         1,552
     Equity                               (1,332)          770
                                         -------       -------
                                         $56,389       $36,393
                                         =======       =======

  /(1)/ Balance sheets exclude $44.5 million of notes due to the Operating Partnership which, under the equity method, are eliminated for purposes of carry-over basis accounting.

  Combined summarized income statement information for the Property Service Businesses follows (in thousands):

                                                         Year Ended December 31,
                                               --------------------------------------------
                                                 1998              1997              1996
                                               --------          --------          --------
 Revenues                                      $108,199          $ 72,277          $ 62,559
 Operating expenses                             (98,072)          (62,976)          (53,245)
 Depreciation/amortization                       (1,401)           (1,238)           (1,056)
 Other expense, net                                (274)             (447)             (391)
                                               --------          --------          --------
  Net income/(1)/                              $  8,452          $  7,616          $  7,867
                                               ========          ========          ========

/(1)/ Represents 100% of the Property Service Businesses' net income, of which the Operating Partnership's share was $8.4 million, $7.6 million and $7.8 million, respectively, for the years ended December 31, 1998, 1997 and 1996.


5.  DEFERRED CHARGES
     Deferred charges consist of the following as of December 31 (in thousands):


                                                       1998       1997
                                                     --------   ---------

        Permanent loan fees                          $16,619     $20,513
        Retail lease acquisition costs                 4,395       4,170
        Acquisition/development costs and other        2,258       1,742
                                                     -------     -------
                                                      23,272      26,425
        Less: Accumulated amortization                (5,191)    (10,378)
                                                     -------     -------
                                                     $18,081     $16,047
                                                     =======     =======

     Amortization of permanent loan fees (which is charged to interest expense) was $1.6 million, $2.3 million and $2.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. Other amortization expense was $0.3 million, $0.4 million and $0.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

6.  MORTGAGE LOANS AND NOTES PAYABLE

     The Operating Partnership, through its subsidiary financing partnerships, has mortgage loans and notes payable as follows as of December 31:


                                Balance as of December 31,
                                --------------------------
                                                            Interest
                                 1998          1997         Rate                Maturity
                                ------        ------        ---------           --------
                                                     (in thousands)
Mortgage Pools
--------------
   Pool One                           --         $110,140         --               --
   Pool Two                           --          125,214         --               --
   Pool Three                   $117,000          117,000       7.99%            June 30, 2009
   FNMA                          140,000             --         6.75%            October 30, 2013
   Prudential                     53,000             --         6.88%            June 5, 2008

Individual Mortgages
--------------------
   1841 Columbia Road              3,173            3,211       9.00%            August 1, 1999
   Kenmore                            --            1,165         --              --
   Crystal Towers                 44,198           44,610       7.16%            January 1, 2006
   2000 Commonwealth              17,100           13,310       6.30%            December 3, 2006
   Connecticut Heights            20,000            8,053       7.10%            March 18, 2008
   Cronin's Landing               33,208              --        6.90%            March 1, 2009
   Patriot Village                31,095           31,095       8.24%            August 1, 2009
   Crystal Plaza                  33,615           33,971       6.86%            November 1, 2009
   Crystal House I & II           38,250               --       6.29%            December 30, 2010
   Skyline Towers                 49,300               --       6.45%            December 10, 2010
   Bennington                     12,447           12,666       7.50%            October 1, 2020

Secured Construction Loans
--------------------------
   One Superior Place             31,620               --       6.93%            July 1, 2001

Secured Lines of Credit
-----------------------
   $83 million
    Northwestern Mutual           30,000           30,000       7.27%            July 1, 2004

Unsecured Lines of Credit
-------------------------
   $185 million
    PNC revolver                  53,000               --       6.31%            March 1, 2001
   $100 million
    PNC revolver                  52,000           75,000       6.12%            March 1, 2001

Unsecured Construction Loans
-----------------------------
   Courthouse Place               31,573            5,536       6.85%            October 9, 2000
                                  ------           ------

                                $790,579         $610,971
                                ========        =========

     These loans require monthly interest and, where applicable, principal payments and are collateralized by first lien mortgages or deeds of trust on 33 of the 54 Properties, bear interest at a weighted-average interest rate of 6.97% as of December 31, 1998 and have a weighted-average maturity of 9.3 years.

Mortgage Pools

     The $110.1 million principal balance of Mortgage Pool One was partially repaid on February 28, 1998, in conjunction with the sale of Oxford Manor, and fully repaid on March 31, 1998. An extraordinary loss of $4.1 million was recognized which consisted of a $2.9 million yield maintenance premium and a $1.2 million non-cash write-off of unamortized loan fees.

     The $125.2 million principal balance of Mortgage Pool Two was repaid on October 31, 1998. An extraordinary loss of $11.7 million was recognized consisting of a $9.7 million prepayment penalty and a $2.0 million non-cash write-off of unamortized loan fees.

     The loan for Mortgage Pool Three is interest only, at a fixed rate of 7.99% paid monthly, through June 30, 1999, at which time principal amortization begins using a 25-year amortization schedule with a balloon payment due June 30, 2009. The loan requires a capital and repair escrow. Certain Predecessor partners guaranteed $42 million of the mortgage loan secured by Mortgage Pool Three.

     During 1998, the Operating Partnership obtained a $53 million, ten year secured loan from Prudential at a fixed coupon rate of 6.88%. The loan is secured by two of the multifamily properties with an aggregate book value of $71.7 million. In conjunction with this loan, the Operating Partnership terminated a $20 million (notional value) treasury lock contract at a gain of $0.4 million which will be amortized over the term of the new loan.

     The Operating Partnership announced a standby credit facility in 1998 of up to $300 million with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was $140 million at 6.75% for fifteen years. The bulk of the proceeds were used to retire Mortgage Pool Two of $125.2 million and the associated prepayment penalty of $9.7 million. Terms and rates of subsequent draws on this facility will be determined at the time of use. Closing of the facility is expected during the second quarter of 1999.

Individual Mortgages

      Individual mortgages have fixed interest rates ranging from 6.3% to 9.0%.

      During 1998, in connection with the Cronin's Landing acquisition, the Operating Partnership assumed a $31.5 million mortgage loan which was adjusted to its fair value of $33.5 million. The loan has an effective fixed interest rate of 6.9% with principal amortized using a 25-year amortization schedule and a final payment due March 2009.

     During 1998, the Operating Partnership also obtained a $38.3 million mortgage on the Crystal House properties at a fixed interest rate of 6.29% and a $49.3 million mortgage on the Skyline Towers property at a fixed interest rate of 6.45%. The Crystal House loan is interest only through December 2008, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due December 30, 2010. The Skyline loan is interest only through December 2008, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due December 30, 2010. The Skyline loan is interest only through December 2008, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due December 10, 2010. The Operating Partnership also refinanced mortgages on 2000 Commonwealth and Connecticut Heights in 1998.

     In September, 1998, the Operating Partnership terminated a $50 million (notional value) treasury lock contract at a loss of $4.9 million. The treasury lock was put in place in the first quarter of 1998 to hedge interest rate risk associated with an anticipated 10-year, unsecured financing which ultimately did not occur. Therefore, this amount has been charged to current year earnings.

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

Lines of Credit

     The Operating Partnership terminated its $100 million line of credit in
1998 and entered into two new   unsecured lines of credit -- a $100 million line
and a $185 million line -- with PNC Bank, NationsBank, and U.S. Bank, as agents, which mature in March 2001. Draws upon the new lines are subject to certain unencumbered asset requirements and bear interest at a selected London Interbank Offer Rate (LIBOR) plus 75 to 120 basis points based on the leverage ratio of the Operating Partnership. As of December 31, 1998, the weighted average interest rate on outstanding draws was 6.22%. If the Operating Partnership receives an investment grade rating on its unsecured debt, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating. The Operating Partnership pays a fee of 0.20% on the full amount available under the line of credit. The line of credit agreements contain certain restrictive covenants, including maintenance of minimum equity value, debt to equity ratios and debt service coverage requirements. The maximum amounts outstanding during 1998 and 1997 were $251.5 million and $97.0 million, respectively.

     The Operating Partnership also has an $83 million acquisition credit facility which allows for debt maturities up through July 2004. The line of credit provides for an interest rate that is fixed at the time of each borrowing at 150 basis points over 10-year Treasury Bills and is cross-collateralized with Mortgage Pool Three. Borrowings outstanding of $30 million at December 31, 1998 bear interest at a weighted-average fixed rate of 7.27% and are collateralized by two Properties with an aggregate book value of $30.5 million. The agreement contains certain restrictive covenants including a limit on debt to asset value and maintenance of debt service coverage ratios.



Construction Loans

     In October 1997, the Operating Partnership obtained a variable rate, unsecured construction loan of $46.3 million to finance the construction of an acquired development property. The loan is recourse to the Operating Partnership, bears interest at LIBOR plus 130 basis point (6.85% at December 31, 1998), and matures in October 2000 with three six-month extension options based on certain conditions. The loan balance at December 31, 1998 was $31.6 million.

     During 1998, the Operating Partnership obtained a $90 million interest-only construction loan in connection with the development of One Superior Place in Chicago, Illinois, with interest currently at LIBOR plus 135 basis points (6.93% at December 31, 1998), payable monthly, due July 1, 2001. At the Operating Partnership's option, maturity may be extended for two one-year periods based on certain conditions. The loan is collateralized by the property, which has a net book value of $54.8 million, and is recourse to the Operating Partnership The loan balance at December 31, 1998 was $31.6 million.

     The scheduled principal payments for all mortgage loans and notes payable are as follows (in thousands):

                  Year Ending
                  December 31,
                  ------------
                       1999                $  5,960
                       2000                  35,000
                       2001                 140,317
                       2002                   3,984
                       2003                   4,294
                      Thereafter            601,024
                                           --------
                                           $790,579
                                           ========

7.  PARTNERS' EQUITY

     During the first quarter of 1997, the Company completed an equity offering and issued 3.1 million shares of common stock at $28.375 per share totaling $82.9 million, net of underwriting discount and other expenses totaling $5.2 million. The net proceeds of the offering was contributed to the Operating Partnership in exchange for 3.1 million common units and were used to repay $72.1 million of notes payable and $9 million of mortgage debt and to fund property acquisitions.

     In May 1997, the Company entered into an agreement with Security Capital Preferred Growth Inc. ("Security Capital") to sell 2.6 million shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Shares"), $0.01 par value (liquidation preference of $27.08 per share), at $27.08 per share for a total of $71.5 million. During 1997, the Company sold 1.6 million Series A Preferred Shares for proceeds of $44.5 million, net of $0.5 million in offering costs. In April 1998, the Company sold the remaining 1.0 million shares of Series A Preferred Shares for $26.1 million, which is net of offering costs of $0.4 million. The net proceeds of the Sale was contributed to the Operating Partnership in exchange for 2.6 million Series A Preferred Units.

     Series A Preferred Unitholders have certain voting, distribution and liquidation preferences over the common unitholders. Distributions are cumulative from the date of original issue and are payable quarterly at the greater of the rate declared on the common units or the annual rate of $2.02 per unit. The Series A Preferred Units are not redeemable prior to May 15, 2003. On or after May

15, 2003, the Operating Partnership, at its option, may redeem the Series A Preferred Units for cash at a redemption price of $27.08 per unit, plus accrued and unpaid distributions. Under certain circumstances, the Operating Partnership may elect to make such redemption with common units at the then market price of the Company's common stock. On or after January 31, 1999, Security Capital may convert the Series A Preferred Shares into shares of common stock on a one-for-one basis subject to certain limitations. Prior to January 31, 1999, the Series A Preferred Shares will not be convertible unless the Company undergoes a change in control, as defined by the agreement, or fails to qualify as a REIT for tax purposes.

     In October 1997, the Company sold 1.45 million shares of common stock and
1.22 million shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares"), $0.01 par value, to the Prudential Insurance Company of America ("Prudential") for approximately $76 million in connection with a property acquisition. The net proceeds were contributed to the Operating Partnership in exchange for 1.45 million common units and 1.22 million Series B Preferred Units. During 1998, 0.5 million shares of Series B Preferred Shares were converted to common shares on a one-for-one basis. The Operating Partnership converted 0.5 million units of Series B Preferred Units to common shares on a one-for-one basis.

     Series B Preferred Unitholders have certain voting, distribution and liquidation preferences over the common unitholders. The Series B Preferred Units have a liquidation preference of $28.50 per unit. Distributions are cumulative and are payable quarterly at the greater of the rate declared on the common units or the annual rate of $2.02 per unit. Prudential may convert the Series B Preferred Shares into shares of common stock on a one-for-one basis, subject to certain adjustments and limitations related to its ownership of common stock of the Company. The Operating Partnership may redeem Series B Preferred Units at any time for common units, plus accrued and unpaid distributions.

     In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, for $48.6 million, net of offering costs of $1.4 million. The net proceeds were contributid to the Operating Partnership in exchange for 500 units of Series C Preferred Units. The Operating Partnership amended the Articles of Incorporation to designate and establish the rights and privileges of the Series C Preferred Unitholders which include certain voting, distribution and liquidation preferences over the common unitholders. The Series C Preferred Units have a liquidation preference of $100,000 per unit and an initial annual distribution rate of $7,910 per unit. If the securities receive an investment grade rating, the distribution rate will decrease by $250 per unit. Distributions are cumulative and are payable quarterly. The Operating Partnership may redeem Series C Preferred Units after February 1, 2028, at the liquidation price plus accrued distributions.

     In July 1998, the Company completed the sale of 1.4 million shares of common stock (par value of $0.01 per share) under its existing shelf registration statement at a net purchase price of $32.625 per share. The net proceeds were contributed to the Operating Partnership in exchange for 1.4 million common units and proceeds of approximately $45.4 million have been used to retire outstanding debt and for working capital needs.

     In December 1998, the Company adopted a Shareholder Rights Plan (the "Rights Plan") in which certain stock purchase rights were granted as a distribution to holders of common stock. The Rights allow the holder to purchase preferred stock only if a person or group becomes the owner of

15% or more of the common stock or announces an offer to acquire 15% or more of the common stock. The Rights expire on December 13, 2008.

     During 1998, the Operating Partnership issued approximately 0.3 million Operating Partnership units valued at $11.8 million in connection with property acquisitions.

     As of December 31, 1998, approximately 17.3 million shares of the Company's authorized common stock had been reserved for redemption of Operating Partnership units and 1.0 million shares were reserved under the Company's Dividend and Distribution Investment and Share Purchase Plan, respectively.


8.  COMMITMENTS AND CONTINGENCIES

Purchase Commitments

     As of December 31, 1998, the Operating Partnership had executed four contracts to purchase to-be-constructed multifamily properties totaling approximately 1,200 apartment units. The maximum aggregate purchase price totals $151 million with projected closing dates between July 2000 and May 2001.

     These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At December 31, 1998, the Operating Partnership had posted three letters-of-credit totaling $ 7.7 million in accordance with three of the contracts to be drawn upon only if the Operating Partnership defaults on its contractual obligations to purchase the completed assets.

Land Leases

     Eight of the Properties have ground leases expiring at various dates between December 2032 and April 2067. (See Note 17 for related subsequent event.) Generally, each ground lease provides for a nominal annual rental and an additional rental calculated from the results of Property operations after capital expenditures.

     The base rental expense to the Operating Partnership under the ground leases was $1.7 million for 1998 and $0.5 million for each of the years ended December 31, 1997 and 1996. The additional rental expense to the Operating Partnership under the ground leases was $4.1 million, $3.2 million and $2.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. At the expiration of the ground leases, the land and all of the improvements thereon will revert to the land owner. In most cases, the leases are subordinated to the mortgage debt on the related rental property.

     The future nominal base annual rentals as of December 31, 1998 for the ground leases are as follows (in thousands):


                      Year Ending
                      December 31,
                      ------------
                         1999            $  1,630
                         2000               1,630
                         2001               1,630
                         2002               1,630
                         2003               1,630
                      Thereafter           93,718
                                         --------
                                         $101,868
                                         ========

Net Profits Interest

    An unaffiliated third party has a 5.1% interest in the net profits of one of the Properties acquired in 1997. Net profit is calculated based on the results of Property operations less capital expenditures. (See Note 16 for related subsequent event).

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

401 (k)  Retirement Plan

    Substantially all of the personnel employed at the Properties are eligible and participate in the Charles E. Smith 401 (k) Retirement Plan, a defined contribution, tax-qualified savings plan (the "Plan"). These personnel are employed by Smith Employment Services, L.P. ("Employment Services"), a limited partnership owned by the Operating Partnership, which is the primary employer in the Plan. Previously, such employees were participants in the Charles E. Smith Building Employees Retirement Plan which was merged into the Plan effective July 1, 1998. Employment Services generally contributes 4% of employee-qualified earnings. The total contributions were $0.2 million in 1998, $ 0.4 million in 1997, and $ 0.3 million in 1996. Employees of the Property Service Businesses are also covered by the Plan.

9.  RELATED-PARTY TRANSACTIONS

    The Operating Partnership conducts business with entities in which Messrs. Smith and Kogod exercise control. In each case, the Company's Board of Directors reviews the transaction and obtains, as required, independent assurance as to the arms-length nature of the terms. The following is a description of these transactions.

 . For the years ended December 31, 1998, 1997 and 1996, the Operating
  Partnership paid approximately $2.3 million, $0.7 million and $0.7 million, respectively, in payroll reimbursements to an entity controlled by Messrs. Smith and Kogod for efforts on development properties and potential development sites. The increase in 1998 reflects the higher level of activity associated with expanding the Operating Partnership's development pipeline during the year.

 .In January, 1998, the Operating Partnership purchased a multifamily property
  (Tunlaw Park) for $6.7 million from a partnership in which Messrs. Smith and Kogod had ownership interests.

 .In connection with the development of Springfield Station, a contract was executed with an entity controlled by Messrs. Smith and Kogod to manage the construction of the apartments at a fee of 4% of hard construction costs. Construction management fees were $0.7 million and $0.4 million for the years ended December 31, 1998 and 1997, respectively.

 .In November 1998, the Operating Partnership purchased land for future development for $5.4 million from a partnership in which Messrs. Smith and Kogod had ownership interests.

 .Prior to December 1997, the two retail properties leased health club facilities to entities controlled by Messrs. Smith and Kogod. Rental income earned under these leases approximated $5.0 million for each of the years ended December 31, 1997 and 1996. In December 1997, the health clubs were sold. In conjunction with that sale, the Operating Partnership agreed to restructure the leases by reducing base rent on the Worldgate lease and extending the terms of both leases for ten years, through 2025, in exchange for a $2.3 million cash payment which is amortized over the lives of the revised leases.


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Operating Partnership for mortgages with similar terms and remaining maturities, the fair value of mortgages payable was approximately $619 million and $527 million at December 31, 1998 and 1997, respectively. The fair values of lines of credit and construction loans approximate the carrying values.

11.  EARNINGS PER UNIT

     For the years ended December 31, 1998, 1997 and 1996, basic earnings per common unit is computed based on 30.2 million, 26.7 million and 21.9 million weighted average units outstanding during the year, respectively, and diluted earnings per common unit is computed based on 30.3 million, 26.8 million, and
21.9 million weighted average units outstanding during the year adjusted for the assumed conversion of dilutive securities, respectively. In 1998, the per-share impact of the extraordinary item was $0.54 per common unit (basic and diluted).

     A reconciliation of income (before extraordinary item) and units used to calculate basic and diluted earnings per common unit for 1998 and 1997 follows (dilutive securities had no effect on earnings in 1996):

                                                                   Weighted             Per-Unit
                                                  Income           Avg. Units            Amount
                                              --------------     --------------         -------
Year Ended December 31, 1998                  (In Thousands)     (In Thousands)
----------------------------
Income before extraordinary item                   $ 86,254
Income Attributable to Preferred Units              (10,722)
                                                   --------

Earnings per unit - Basic
   Income attributable to common
   unitholders before extraordinary item           $ 75,532           30,184           $  2.50
Effect of Dilutive Securities
    Options                                               -              165              (.01)
                                                   --------           ------          --------
Earnings per unit - Diluted                        $ 75,532           30,349           $  2.49
                                                   ========           ======          ========

Year Ended December 31, 1997
----------------------------
Income before extraordinary item                   $ 52,297
Income attributable to Preferred Units               (1,881)
                                                   --------

Earnings per Unit - Basic
   Income attributable to common
   unitholders before extraordinary item           $ 50,416           26,670           $  1.89

Effect of Dilutive Securities
   Options                                                               161              (.01)
                                                   --------           ------          --------
Earnings per share - Diluted                       $ 50,416           26,831           $  1.88
                                                   ========           ======          ========


     Options to purchase 771,750 shares of the Company's common stock were not included in the computation of diluted earnings per unit because the options' exercise price was higher than the average price of the Company's common shares. All convertible preferred units were also excluded from the calculation of diluted earnings per unit since the preferred distributions paid per unit exceeded basic earnings per unit.


12.  INCENTIVE PLANS

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based on the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Operating Partnership's net income would have been reduced by approximately $499,000 for the year ended December 31, 1998 ($0.02 per basic and diluted common unit), $65,000 (less than $0.01 per basic and diluted common unit) for the year ended December 31, 1997 and $8,000 for the year ended December 31, 1996. The fair value of options granted during 1998, 1997 and 1996 is estimated at approximately $305,000, $2,111,000 and $23,000, respectively, based on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used:

                               1998       1997       1996
                             --------   --------   --------

Dividend yield                   6.2%       6.8%       8.3%
Volatility                       13%        14%        9%
Risk-free interest rate          5.1%       5.7%       6.3%
Expected life                    4 years    3 years    7 years

Option Plans

  The Company with the Operating Partnership maintains an employee stock and unit option plan designed for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. The Company also maintains a Director's stock option plan which provides for automatic grants of vested options, exercisable for 5,000 shares of common stock, to newly appointed non-employee directors. The plans authorize the issuance of up to 3,150,000 shares of common stock and/or units pursuant to options granted. Options outstanding under both plans are as follows:


                                                                  Weighted Average          Options
                                                     Number         Exercise Price       Exercisable/(1)/
                                                     ------       ----------------       -----------
 Shares/units under option, December 31, 1995        895,000            $     24              199,000

 Options granted                                      40,000                  24
 Options canceled                                   (100,000)                 24
                                                   ---------

 Shares/units under option, December 31, 1996        835,000                  24              351,000

 Options granted                                     918,000                  34
 Options canceled                                    (12,000)                 24
 Options exercised                                   (25,000)                 24
                                                   ---------

 Shares/units under option, December 31, 1997      1,716,000                  29              677,000

 Options granted                                     189,000                  31
 Options canceled                                   (164,000)                 32
 Options exercised                                  (125,000)                 24
                                                   ---------

 Shares/units under option, December 31, 1998      1,616,000                 $30/(2)/         707,000
                                                   =========

/(1)/Weighted average exercise price is $27
/(2)/ Range of exercise prices is $24-$35

     The exercise price of options granted under the plans may not be less than the fair market value of the common stock on the date of grant. Payment for shares and/or units granted under the plans may be made either in cash, or, if permitted by the option agreement, by exchanging shares of common stock of the Company having a fair market value equal to the option exercise price. The weighted average remaining contractual life of options outstanding as of December 31, 1998 was 7.7 years.

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


Restricted Stock and Unit Plan

     The Company, with the Operating Partnership, maintains a restricted stock and unit plan for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. Messrs. Smith and Kogod are not eligible to participate under the plan. A maximum of 300,000 shares of common stock and/or units may be issued under the plan. Restricted shares and/or units that have not vested at the time of an employee's termination of employment with the Company will be forfeited, except where such termination occurs by reason of death or disability. Any restricted shares and/or units forfeited pursuant to the vesting provisions of the plan will again be available for award under the plan. During 1998, 21,823 grants were awarded and 28,801 units vested. During 1997, 24,000 grants were awarded and 20,700 units vested. During 1996, 7,500 grants were canceled and 23,750 units vested. During 1995, 23,750 units vested. During 1994, 95,000 grants were awarded. For the years ended December 31, 1998, 1997 and 1996, compensation expense relating to the plan was $0.5 million, $0.6 million and $0.5 million, respectively, based on the market value of the Company's stock at the date of grant.



13.  SUPPLEMENTAL CASH FLOW DATA

     Information on non-cash investing and financing activities and cash interest paid is as follows (in thousands):

                                             Year Ended December 31,
                                             -----------------------

                                              1998      1997      1996
                                           -------   -------   -------
Cash paid during the period
 for interest                              $52,242   $44,420   $41,078
Capitalized interest                         6,520     1,306        60
Purchase of properties
 for Operating Partnership units            11,820    75,019     2,403
Assumption of debt on acquisitions          33,456    93,474     3,260
Sale proceeds held in 1031 escrow           22,011       -         -
Purchase of property with 1031 escrow
  proceeds                                   4,308       -         -


14.  OTHER LIMITED PARTNERS' INTEREST

     Limited partnership units of the Other Limited Partners may be redeemed at the unitholders' discretion. At the option of the Company, such redemption may be made for cash, at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis. As of December 31, 1998, approximately 17.3 million shares of the Company's authorized common stock had been reserved for possible issuance upon redemption of limited partnership units.

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




15.  SEGMENT REPORTING

     The Operating Partnership adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to unitholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.



Property Segments

     The Operating Partnership's primary business is the ownership and operation of multifamily residential real estate. As such, the residential rental properties constitute the three primary operating segments -- Core, Acquisition and Development portfolios -- depending upon the maturity of each property.
Core consists of all multifamily properties which have been owned more than one full calendar year. Therefore, the 1998 Core represents properties owned as of December 31, 1996. Acquisition consists of purchased properties which have not yet reflected one full calendar year of operations. Development consists of properties which the Operating Partnership has constructed or is in the process of constructing which have not yet had a full calendar year of stabilized operating results. On the first of January each year, Acquisition and Development properties that meet the one year requirements are transferred to the Core portfolio.

     The Operating Partnership's fourth property segment is the Retail portfolio which consists of the two free-standing retail properties.

     The Operating Partnership evaluates performance for the Property Segments based on Net Operating Income ("NOI") which is the difference between Rental Revenue and Operating Expenses (which primarily excludes interest expense, general and administrative costs and depreciation.)

Property Service Business Segments

     The Operating Partnership also evaluates the separate financial information of its equity investment in the Property Service Businesses. Therefore, the Operating Partnership has three additional segments based on service type -- Multifamily and Retail Management, Engineering and Technical Services and Interior Construction and Renovation. The Operating Partnership evaluates performance for the Property Service Business segments based on Funds from Operations ("FFO"). Funds from Operations is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back.

     The accounting policies for all seven segments are the same as those described in the summary of significant accounting policies.

     Information concerning operations by segment for each of the three years ended December 31, was as follows (in thousands):


Property Segments

                                                       1998         1997          1996
                                                    ----------   ----------    ----------
Net Operating Income
--------------------
Core Portfolio                                       $   99,395    $   92,521    $  84,136
Acquisition Portfolio                                    42,438        17,381        2,331
Development Portfolio                                       (42)          (97)          --
Retail Portfolio                                          6,785         6,472        6,267
                                                     ----------    ----------    ---------
 Sub-total                                              148,576       116,277       92,734
Adjustments                                                  --            --           --
                                                     ----------    ----------    ---------

 Consolidated total                                     148,576       116,277       92,734

Depreciation and amortization                           (28,958)      (20,666)     (17,931)
Equity in income of Property Service Businesses           8,433         7,597        7,846
Corporate general and administrative expenses            (8,947)       (6,563)      (5,255)
Net interest expense                                    (46,077)      (44,348)     (42,577)
                                                     ----------    ----------    ---------

 Income before gain on sale, loss on unused
  treasury lock, and extraordinary item              $   73,027    $   52,297    $  34,817
                                                     ==========    ==========    =========

Revenues
--------

Core Portfolio                                       $  166,465    $  158,785    $ 147,522
Acquisition Portfolio                                    72,499        31,277        6,639
Development Portfolio                                     1,258            --           --
Retail Portfolio                                          9,989        10,042        9,798
                                                     ----------    ----------    ---------
 Sub-total                                              250,211       200,104      163,959
Adjustments                                                  --            --           --
                                                     ----------    ----------    ---------

 Consolidated total                                  $  250,211    $  200,104    $ 163,959
                                                     ==========    ==========    =========

Real Estate Assets, gross
-------------------------

Core Portfolio                                       $  610,066    $  597,611    $ 586,807
Acquisition Portfolio                                   485,108       303,904       13,548
Development Portfolio                                   167,441        53,093           --
Retail Portfolio                                         60,031        59,901       59,645
                                                     ----------    ----------    ---------
 Sub-total                                            1,322,646     1,014,509      660,000
Accumulated Depreciation                               (228,683)     (210,186)    (189,907)
                                                     ----------    ----------    ---------

 Consolidated total, net                             $1,093,963    $  804,323    $ 470,093
                                                     ==========    ==========    =========

Property Service Business Segments


                                            1998      1997      1996
                                          --------   -------   -------

Funds from Operations
---------------------

Multifamily and Retail Management         $  1,464   $    22   $ 1,590
Interior Construction and Renovation         1,763     1,027       948
Engineering and Technical Services           3,611     3,420     3,355
Other                                        1,845     3,128     1,953
                                          --------   -------   -------
     Total                                $  8,683   $ 7,597   $ 7,846
                                          ========   =======   =======

Revenues
--------

Multifamily and Retail Management         $ 28,412   $10,546   $11,465
Interior Construction and Renovation         8,267     6,614     5,650
Engineering and Technical Services          67,988    50,597    42,179
Other                                        2,623     3,798     2,640
                                          --------   -------   -------
     Total                                $107,290   $71,555   $61,934
                                          ========   =======   =======

Depreciation
------------

Multifamily and Retail Management         $    757   $   768   $   706
Interior Construction and Renovation            63        40        32
Engineering and Technical Services             566       418       308
                                          --------   -------   -------
     Total                                $  1,386   $ 1,226   $ 1,046
                                          ========   =======   =======

16.  EXTRAORDINARY ITEM

     The Operating Partnership recognized an extraordinary loss of $16.4 million in connection with debt extinguishments in 1998. Losses of $4.1 million and $11.7 million were recognized in connection with the repayment of Mortgage Pool One and Mortgage Pool Two, respectively. The losses consisted of $2.9 million and $9.7 million in yield maintenance premiums and $1.2 million and $2.0 million in non-cash write-offs of unamortized loan fees. In addition, a loss of $0.6 million was recognized on the write-off of unamortized loan fees associated with the termination of the $100 million line of credit and the refinancing of $9.2 million of mortgage loans.


17.  SUBSEQUENT EVENTS (Unaudited)

    In January 1999, the Operating Partnership acquired a 442-unit multifamily property in Crystal City, Virginia ("Buchanan House") for a capitalized cost of $65.5 million which includes assumed debt of $7.4 million, initial capital improvement costs of $5.0 million, $0.4 million in acquisition related costs and $17.7 million in proceeds from the sale of Marbury. The balance was funded by the Operating Partnership's bank line of credit. In February 1999, the Operating Partnership repaid the assumed debt through a draw on its line of credit. The Operating Partnership paid a prepayment penalty of $0.9 million which was recognized as an extraordinary loss.

     In January 1999, the Operating Partnership acquired a 139-unit multifamily property in Chicago, Illinois ("Parkwest") for a capitalized cost of approximately $14.1 million, consisting of 201,950 Operating Partnership Units valued at $6.3 million, assumed debt of $6.0 million, a fair value adjustment to debt of $0.4 million, initial capital improvement costs of $0.8 million, and $0.6 million in other related costs.

     In January 1999, the Operating Partnership acquired a 427-unit multifamily property in Chicago, Illinois ("Terrace") for a capitalized cost of approximately $26.1 million, consisting of 320,304 Operating Partnership Units valued at $10.0 million, assumed debt of $13.7 million, a fair value adjustment to debt of $0.7 million, initial capital improvement costs of $0.4 million, and $1.3 million in other related costs.

     In February 1999, the Operating Partnership sold The Manor, a 435-unit multifamily property located in suburban Maryland for $23.0 million. The Operating Partnership recognized a gain on the sale of $1.9 million.

     In February 1999, the unused portion, or $53 million, of the Operating Partnership's $83 million line of credit with Northwestern Mutual expired.

     In March 1999, the Operating Partnership acquired the land beneath the Crystal Square property and the 5.1% net profits interest in the Crystal Plaza property. The purchase price of $10 million consisted of 32,258 Operating Partnership Units valued at $1 million and $9 million cash drawn upon the line of credit. This transaction was reviewed and approved by the Operating Partnership's Board of Directors as it was completed concurrently with the purchase by CESCR of commercial land and partnership interests.

17.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

  Quarterly financial information for 1998 and 1997 is as follows (in thousands except per share data):

                                                                   Three Months Ended
                                                 -------------------------------------------------------
                                                 March 31,    June 30,    September 30,    December 31,
                                                 ----------   ---------   --------------   -------------
                                                    1998        1998           1998            1998
                                                 ----------   ---------   --------------   -------------
Revenues                                          $ 55,831    $ 62,063         $ 66,449        $ 67,125
Operating expenses
 (including depreciation)                          (28,685)    (32,212)         (35,752)        (33,944)
Equity in income of Property
 Service Businesses                                    664       2,227            2,693           2,849
Interest expense                                   (10,888)    (11,601)         (12,582)        (12,263)
Corporate general and administrative
 expenses                                           (2,025)     (2,203)          (2,177)         (2,542)
                                                  --------    --------         --------        --------
Income before gain on sale, loss on unused
 treasury lock, and extraordinary item              14,897      18,274           18,631          21,225
Gain on sale of property                             3,120          --               --          15,030
Loss on unused treasury lock                            --          --           (4,923)             --
                                                  --------    --------         --------        --------
Income before extraordinary item                    18,017      18,274           13,708          36,255
Extraordinary item - loss on extinguishment
 of debt                                            (4,702)         --               --         (11,682)
                                                  --------    --------         --------        --------
Net Income                                          13,315      18,274           13,708          24,573
Income attributable to preferred
    units                                           (1,490)     (3,580)          (2,868)         (2,784)
                                                  --------    --------         --------        --------
Net income attributable to common
 units                                            $ 11,825    $ 14,694         $ 10,840        $ 21,789
                                                  ========    ========         ========        ========

Earnings per common unit-basic                       $0.39    $   0.46            $0.32           $0.68
                                                  ========    ========         ========        ========

Earnings per common unit-diluted                     $0.39    $   0.45            $0.32           $0.68
                                                  ========    ========         ========        ========



                                                                 Three Months Ended
                                            ---------------------------------------------------------------
                                                 March 31,        June 30,    September 30,     December 31,
                                            -------------------   ---------   --------------    ------------
                                                   1997             1997           1997           1997
                                                   ----             ----           ----           ----
Revenues                                         $ 45,007         $ 49,784        $ 51,065       $ 55,311
Operating expenses
  (including depreciation)                        (24,202)         (25,708)        (26,688)       (27,895)
Equity in income of Property
  Service Businesses                                  809              896           1,931          3,961
Interest expense                                  (11,427)         (11,256)        (10,981)       (11,747)
Corporate general and
  administrative expenses                          (1,391)          (1,648)         (1,544)        (1,980)
                                                 --------         --------        --------       --------
Income before extraordinary item                    8,796           12,068          13,783         17,650
Extraordinary item -
 Loss on extinguishment of debt                         -                -               -            (87)
                                                 --------         --------        --------       --------
Net income                                          8,796           12,068          13,783         17,563
Income attributable to preferred units                  -                -            (384)        (1,497)
                                                 --------         --------        --------       --------
Net income attributable to
  common units                                   $  8,796         $ 12,068        $ 13,399       $ 16,066
                                                 ========         ========        ========       ========

Earnings per common unit-basic                   $   0.40         $   0.50        $   0.36       $   0.70
                                                 ========         ========        ========       ========

Earnings per common unit-diluted                 $   0.40         $   0.50         $   0.36      $   0.69
                                                 ========         ========         ========      ========

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                         Capitalized Costs Before
                                                                        Accumulated Depreciation at
                                 Initial Cost              Costs             December 31, 1998
                         -----------------------------  Capitalized    -----------------------------
                                       Building and    Subsequent To                  Building and
Properties                   Land      Improvements     Acquisition         Land      Improvements        Total
------------------------------------------------------ --------------------------------------------- --------------
Operating Properties:
Albemarle                        $418               -           $5,311        $418         $5,311         $5,729
Bedford Village                 1,062               -           14,214       1,062         14,214         15,276
Bennington                      6,922          22,641              458       6,922         23,099         30,021
Berkeley                          108               -            2,074         108          2,074          2,182
Boulevard of Old Town           2,653           6,391              256       2,653          6,647          9,300
Calvert-Woodley                   172               -            2,613         172          2,613          2,785
Car Barn                        3,576               -           13,998       3,576         13,998         17,574
Charter Oaks                    4,387          10,058              838       4,387         10,896         15,283
Cleveland House                   325               -            4,578         325          4,578          4,903
Columbia Crossing               4,701               -           18,607       4,701         18,607         23,308
Columbian-Stratford               242               -            4,672         242          4,672          4,914
2000 Commonwealth               3,827          23,703              113       3,827         23,816         27,643
Concord Village                     -               -            9,230           -          9,230          9,230
Connecticut Heights             6,956          18,700            1,167       6,956         19,867         26,823
Corcoran House                    230               -            2,199         230          2,199          2,429
Courthouse Plaza                    -               -           44,349           -         44,349         44,349
Cronin's Landing               $9,114         $54,427               44       9,114         54,471         63,585
Crystal House I                     -               -           11,579           -         11,579         11,579
Crystal House II                    -               -           10,007           -         10,007         10,007
Crystal Place                   1,245               -           18,794       1,245         18,794         20,039
Crystal Plaza                   7,710          35,355              738       7,710         36,093         43,803
Crystal Square                      -               -           15,229           -         15,229         15,229
Crystal Towers                 12,607          57,189            1,808      12,607         58,997         71,604
1841 Columbia Road              3,611           2,000              376       3,611          2,376          5,987
Arl Overlook Central              262               -           14,757         262         14,757         15,019
Arl Overlook North                245               -              299         245            299            544
Arl Overlook South                303               -              773         303            773          1,076
Fort Chaplin                       97               -            8,163          97          8,163          8,260
Gateway Place                   1,660               -           17,755       1,660         17,755         19,415
Kenmore                         4,456          11,837              363       4,456         12,200         16,656
Lincoln Towers                 12,471          76,480              700      12,471         77,180         89,651
Manor                           5,809          15,576            1,144       5,809         16,720         22,529
McClurg Court                  10,637          63,487              810      10,637         64,297         74,934
Newport Village                   281               -           16,850         281         16,850         17,131
Oakwood                         3,819          12,567              592       3,819         13,159         16,978
One East Delaware               6,851          36,576              212       6,851         36,788         43,639
Orleans Village                   700               -           14,654         700         14,654         15,354
Parc Vista                      5,830          33,222              149       5,830         33,371         39,201
Patriot Village                     -               -           29,667           -         29,667         29,667
Potomac View                    2,520           6,449              714       2,520          7,163          9,683
Skyline Mall                      482               -           14,617         482         14,617         15,099
Skyline Towers                    360               -           27,342         360         27,342         27,702
Statesman                         600               -            4,599         600          4,599          5,199
Suburban Tower                  1,815           5,027              244       1,815          5,271          7,086
Tunlaw Gardens                  1,530           5,609              192       1,530          5,801          7,331
Tunlaw Park                     1,251           5,414              144       1,251          5,558          6,809
2501 Porter Street              1,126               -           18,400       1,126         18,400         19,526
Van Ness                       12,699          29,997              498      12,699         30,495         43,194
Water Park Towers               2,500               -           42,064       2,500         42,064         44,564
Westerly                        4,700          19,313              240       4,700         19,553         24,253
Windsor Towers                    362               -            5,827         362          5,827          6,189
Worldgate Centre                4,105               -           40,829       4,105         40,829         44,934
Development Properties:
Courthouse Place                7,130          45,920                -       7,130         45,920         53,050
One Superior Place              8,471          46,293                -       8,471         46,293         54,764
Park Connecticut                3,160           3,561                -       3,160          3,561          6,721
Springfield Station             9,100          38,382                -       9,100         38,382         47,482
Undeveloped Land                5,424               -                -       5,424              0          5,424
                         ----------------------------------------------------------------------------------------
                             $190,622        $686,174         $445,850    $190,622     $1,132,024     $1,322,646
                         ========================================================================================
                           Accumulated             Net            Date of         Date      Depreciable
Properties                 Depreciation           Property      Construction     Acquired       Lives
------------------------- ----------------     -----------------------------------------------------------
Operating Properties:
Albemarle                         ($3,677)             $2,052       1966             -      5 - 40 years
Bedford Village                    (9,117)              6,159       1967             -      5 - 40 years
Bennington                         (1,882)             28,139         -            1995     5 - 40 years
Berkeley                           (1,644)                538       1961             -      5 - 40 years
Boulevard of Old Town                (566)              8,734         -            1995     5 - 40 years
Calvert-Woodley                    (1,974)                811       1962             -      5 - 40 years
Car Barn                           (5,528)             12,046     1982/1986          -      5 - 40 years
Charter Oaks                         (818)             14,465       1970           1996     5 - 40 years
Cleveland House                    (3,240)              1,663       1962             -      5 - 40 years
Columbia Crossing                  (4,905)             18,403     1990/1991          -      5 - 40 years
Columbian-Stratford                (3,508)              1,406       1959             -      5 - 40 years
2000 Commonwealth                    (720)             26,923         -            1997     5 - 40 years
Concord Village                    (6,117)              3,113       1967             -      5 - 40 years
Connecticut Heights                (1,769)             25,054         -            1995     5 - 40 years
Corcoran House                     (1,695)                734       1961             -      5 - 40 years
Courthouse Plaza                  (12,415)             31,934     1988/1990          -      5 - 40 years
Cronin's Landing                     (611)             62,974       1997           1998     5 - 40 years
Crystal House I                    (6,694)              4,885       1969             -      5 - 40 years
Crystal House II                   (6,687)              3,320       1964             -      5 - 40 years
Crystal Place                      (6,945)             13,094       1986             -      5 - 40 years
Crystal Plaza                      (1,692)             42,111         -            1997     5 - 40 years
Crystal Square                     (8,714)              6,515       1975             -      5 - 40 years
Crystal Towers                     (2,748)             68,856         -            1997     5 - 40 years
1841 Columbia Road                   (126)              5,861       1923           1996     5 - 40 years
Arl Overlook Central              (10,617)              4,402       1960             -      5 - 40 years
Arl Overlook North                   (532)                 12       1960             -      5 - 40 years
Arl Overlook South                   (621)                455       1960             -      5 - 40 years
Fort Chaplin                       (6,397)              1,863       1963             -      5 - 40 years
Gateway Place                      (5,627)             13,788       1987             -      5 - 40 years
Kenmore                              (542)             16,114         -            1997     5 - 40 years
Lincoln Towers                     (2,321)             87,330         -            1997     5 - 40 years
Manor                              (1,848)             20,681         -            1994     5 - 40 years
McClurg Court                      (1,136)             73,798       1972           1998     5 - 40 years
Newport Village                   (10,019)              7,112       1971             -      5 - 40 years
Oakwood                            (1,010)             15,968         -            1995     5 - 40 years
One East Delaware                  (1,103)             42,536         -            1997     5 - 40 years
Orleans Village                    (9,953)              5,401     1965/1966          -      5 - 40 years
Parc Vista                           (592)             38,609       1990           1998     5 - 40 years
Patriot Village                   (16,060)             13,607  1973/1975/1977        -      5 - 40 years
Potomac View                         (828)              8,855         -            1994     5 - 40 years
Skyline Mall                       (8,275)              6,824       1977             -      5 - 40 years
Skyline Towers                    (16,705)             10,997       1972             -      5 - 40 years
Statesman                          (3,659)              1,540       1961             -      5 - 40 years
Suburban Tower                       (517)              6,569         -            1995     5 - 40 years
Tunlaw Gardens                       (112)              7,219       1941           1998     5 - 40 years
Tunlaw Park                          (111)              6,698       1953           1998     5 - 40 years
2501 Porter Street                 (5,475)             14,051     1987/1988          -      5 - 40 years
Van Ness                           (1,842)             41,352       1970           1996     5 - 40 years
Water Park Towers                 (11,448)             33,116       1989             -      5 - 40 years
Westerly                           (1,615)             22,638       1995             -      5 - 40 years
Windsor Towers                     (4,350)              1,839       1965             -      5 - 40 years
Worldgate Centre                  (11,349)             33,585       1990             -      5 - 40 years
Development Properties:
Courthouse Place                     ($12)             53,038 Under construction     -           N/A
One Superior Place                      -              54,764 Under construction     -           N/A
Park Connecticut                        -               6,721 Under construction     -           N/A
Springfield Station                 ($215)             47,267 Under construction     -           N/A
Undeveloped Land                        -               5,424 Future development     -           N/A
                         ------------------------------------
                                ($228,683)         $1,093,963
                         ====================================

  The aggregate cost for Federal income tax purposes of the Operating Partnership's investment in real estate was approximately $1,054 million and $896 million at December 31, 1998 and 1997, respectively. The changes in total real estate and accumulated depreciation for the three years ended December 31 are as follows (in thousands):

                                       Total Real Estate Assets
                                 -------------------------------------
                                     1998          1997        1996
                                     ----          ----        ----

BALANCE, beginning of year        $1,014,509    $  660,000   $587,114
 Acquisitions                        190,933       288,605     65,836
 Development                         114,347        53,093         --
 Improvements                         16,852        12,811      7,425
 Retirements and write-offs          (13,995)           --       (375)
                                  ----------    ----------   --------
BALANCE, end of year              $1,322,646    $1,014,509   $660,000
                                  ==========    ==========   ========


                                        Accumulated Depreciation
                                  -----------------------------------
                                     1998          1997       1996
                                     ----          ----       ----

BALANCE, beginning of year        $  210,186    $  189,907   $172,624
 Depreciation expense                 28,616        20,279     17,658
 Retirements and write-offs          (10,119)            -       (375)
                                  ----------    ----------   --------

BALANCE, end of year              $  228,683    $  210,186   $189,907
                                  ==========    ==========   ========


                                 EXHIBIT INDEX

 Item                                  Document                                   Page
 ----                                  --------                                   ----
  2.1   Third Party Management and Leasing, Hotel Asset Management                 -
        and Corporate Services Business Transfer Agreement by and
        between Charles E. Smith Residential Realty, Inc. and Smith
        Property Management, Inc. (Incorporated by reference to Exhibit
        No. 2.1 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

  2.2   REIT Properties Management and Leasing Business Transfer                   -
        Agreement by and between Charles E. Smith Management, Inc.
        and Charles E. Smith Residential Realty L.P. (Incorporated by
        reference to Exhibit No. 2.2 of the Operating Partnership's Form
        10-K for the year ended December 31, 1994)

  2.3   Assignment by Robert H. Smith, Clarice R. Smith, Robert P.                 -
        Kogod and Arlene R. Kogod to Charles E. Smith Management,
        Inc. of 99% of all Partnership Interests of Residential Associates
        Limited Partnership (Incorporated by reference to Exhibit No. 2.3 of the Operating Partnership's Form 10-K for the year ended
        December 31, 1994)

  2.4   Assignment and Assumption Agreement by Residential Associates              -
        Limited Partnership and Charles E. Smith Residential Realty L.P.
        (Incorporated by reference to Exhibit No. 2.4 of the Operating
        Partnership's Form 10-K for the year ended December 31, 1994)

  2.5   Debt Assumption Agreement and Accord and Satisfaction of                   -
        Debt by Charles E. Smith Management, Inc. and Charles E. Smith
        Residential Realty L.P. (Incorporated by reference to Exhibit No.
        2.5 of the Operating Partnership's Form 10-K for the year ended
        December 31, 1994)

  2.6   Debt Contribution Agreement between Charles E. Smith                       -
        Management, Inc. and Charles E. Smith Residential Realty L.P.
        (the "Operating Partnership") (Incorporated by reference to
        Exhibit No. 2.6 of the Operating Partnership's Form 10-K for the
        year ended December 31, 1994)

  3.1   Amended and Restated Articles of Incorporation of Charles E.               -
        Smith Residential Realty, Inc. (the "Company") (Incorporated by
        reference to Exhibit No. 3.1 of the Company's Registration
        Statement on Form S-11, No. 33-75288)


 Item                      Document                                                Page
 ----                      --------                                                ----
  3.2   Articles of Amendment to Articles of Amendment and                         E-1
        Restatement of Articles of Incorporation of Charles E. Smith
        Residential Realty, Inc.

  3.3   Amended and Restated Bylaws of the Company (Incorporated by
        reference to Exhibit 3.2 in the Company's Registration                     -
        Statement on Form S-3 (File No. 33-93986)

  3.4   Articles Supplementary to Amended and Restated Articles of
        Incorporation of the Company (Incorporated by reference to
        Exhibit No. 3.1 of Operating Partnership's Quarterly Report on            -
        Form 10-Q for the Quarter Ended June 30, 1997)

  3.5   Articles Supplementary of the Company for Classifying and
        Designating Series B Cumulative Convertible Redeemable
        Preferred Stock (Incorporated by reference to Exhibit No. 4.1 of
        the Operating Partnership's Report on Form 8-K dated October               -
        3, 1997 and filed November 10, 1997)

  3.6   Certificate of Correction relating to Articles Supplementary for
        Series B Cumulative Convertible Redeemable Preferred Stock
        (Incorporated by reference to Exhibit No. 4.2 of the Operating
        Partnership's Report on Form 8-K dated October 3, 1997 and                 -
        filed November 10, 1997)

  3.7   Articles Supplementary for Series C Cumulative Redeemable
        Preferred Stock (Incorporated by reference to Exhibit No. 3.5 in the Company's Registration Statement on Form S-3, File No. 333-17053)

  3.8   Articles Supplementary of the Company for Classifying and                  E-2
        Designating a Series of Preferred Stock as Series D Junior
        Participating Preferred Stock and Fixing Distribution and Other
        Preferences and Rights of Such Series

  4.1   First Amended and Restated Agreement of Limited Partnership of             -
        the Operating Partnership, as amended (Incorporated by reference to Exhibit No. 4.1 of the Operating Partnership's Form 10-K for
        the year ended December 31, 1994)


 Item                        Document                                             Page
 ----                        --------                                             ----
  4.2   Certificate of Limited Partnership of the Operating Partnership           -
        (Incorporated by reference to Exhibit No. 4.2 of the Operating
        Partnership's Form 10-K for the year ended December 31, 1994)

  4.3   Ninth Amendment to Amended and Restated Agreement of                       -
        Limited Partnership of the Operating Partnership (Incorporated
        by reference to Exhibit No. 4.1 of the Operating Partnership's
        Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1997)
  4.4                                                                              -
        Tenth Amendment to Amended and Restated Agreement of
        Limited Partnership of the Operating Partnership (Incorporated
        by reference to Exhibit No. 4.4 of the Operating Partnership's
        Form 10-K for the year ended December 31, 1997)
  4.5                                                                              -
        Fifteenth Amendment to First Amended and Restated Agreement
        of Limited Partnership of the Operating Partnership (Incorporated
        by reference to Exhibit 99.1 of the Operating Partnership's
        Quarterly Report on Form 10-Q for the Quarter Ended March 31,
  4.6   1998)                                                                      E-3

        Seventeenth Amendment to First Amended and Restated
        Agreement of Limited Partnership of the Operating Partnership

 10.1   Noncompetition Agreement by and among the Company, the                     -
        Operating Partnership and Robert P. Kogod and Robert H. Smith
        (Incorporated by reference to Exhibit No. 10.1 of the Operating
        Partnership's Form 10-K for the year ended December 31, 1994)

 10.2   Registration Rights and Lock-up Agreement (Incorporated by                 -
        reference to Exhibit No. 10.2 of the Operating Partnership's
        Form 10-K for the year ended December 31, 1994)

 10.3   Pledge Agreement (Incorporated by reference to Exhibit No. 10.3            -
        of the Operating Partnership's Form 10-K for the year ended
        December 31, 1994)

 10.4   First Amended and Restated 1994 Employee Stock and Unit                    -
        Option Plan (Incorporated by reference to Exhibit No. 10.4 of the
        Operating Partnership's Form 10-K for the year ended December
        31, 1994)

 10.5   First Amended and Restated 1994 Employee Restricted Stock and              -
        Restricted Unit Plan (Incorporated by reference to Exhibit No.
        10.5 of the Operating Partnership's Form 10-K for the year ended
        December 31, 1994)


 Item                      Document                                               Page
 ----                      --------                                               ----
 10.6   Non-Employee Directors Stock Option Plan (Incorporated by                  -
        reference to Exhibit No. 10.6 of the Operating Partnership's Form
        10-K for the year ended December 31, 1994)

 10.7   Subscription Agreement (Incorporated by reference to Exhibit               -
        No. 10.7 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

 10.8   Voting Stock Partnership Agreement for Smith Property                      -
        Management Partnership (Incorporated by reference to Exhibit
        No. 10.8 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

 10.9   Voting Stock Partnership Agreement for Smith Management                    -
        Construction Partnership (Incorporated by reference to Exhibit
        No. 10.9 of the Operating Partnership's Form 10-K for the year ended December 31, 1994)

10.10   Voting Stock Partnership Agreement for Consolidated                        -
        Engineering Services Partnership (Incorporated by reference to
        Exhibit No. 10.10 of the Operating Partnership's Form 10-K for
        the year ended December 31, 1994)

10.11   Amended and Restated Articles of Incorporation of Smith Realty             -
        Company (Incorporated by reference to Exhibit No. 10.11 of the
        Operating Partnership's Form 10-K for the year ended December
        31, 1994)

10.12   By-Laws of Smith Property Management, Inc. (Incorporated by                -
        reference to Exhibit No. 10.12 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

10.13   Articles of Incorporation of Smith Management Construction,                -
        Inc. (Incorporated by reference to Exhibit No. 10.13 of the
        Company's Registration Statement on Form S-11, No. 33-75288)

10.14   By-Laws of Smith Management Construction, Inc. (Incorporated               -
        by reference to Exhibit No. 10.14 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

10.15   Articles of Incorporation of Consolidated Engineering Services,            -
        Inc. (Incorporated by reference to Exhibit No. 10.15 of the
        Company's Registration Statement on Form S-11, No. 33-75288)

10.16   By-Laws of Consolidated Engineering Services, Inc.                         -
        (Incorporated by reference to Exhibit No. 10.16 of the Company's
        Registration Statement on Form S-11, No. 33-75288)


 Item                         Document                                             Page
 ----                         --------                                             ----
10.17   Certificate of Incorporation of Smith One, Inc. (Incorporated by           -
        reference to Exhibit No. 10.17 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

10.18   By-Laws of Smith One, Inc. (Incorporated by reference to Exhibit           -
        No. 10.18 of the Company's Registration Statement on Form S-11,
        No. 33-75288)

10.19   Agreement of Limited Partnership of Smith Property Holdings                -
        One L.P. (Incorporated by reference to Exhibit No. 10.19 of the
        Operating Partnership's Form 10-K for the year ended December
        31, 1994)

10.20   Agreement of Limited Partnership of Smith Property Holdings                -
        One (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.20 of the Operating Partnership's Form 10-K for the year ended
        December 31, 1994)

10.21   Certificate of Incorporation of Smith Two, Inc. (Incorporated by           -
        reference to Exhibit No. 10.21 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

10.22   By-Laws of Smith Two, Inc. (Incorporated by reference to                   -
        Exhibit No. 10.22 of the Company's Registration Statement on
        Form S-11, No. 33-75288)

10.23   Agreement of Limited Partnership of Smith Property Holdings                -
        Two L.P.(Incorporated by reference to Exhibit No. 10.23 of the
        Operating Partnership's Form 10-K for the year ended December
        31, 1994)

10.24   Agreement of Limited Partnership of Smith Property Holdings                -
        Two (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.24 of the Operating Partnership's Form 10-K for the year ended
        December 31, 1994)

10.25   Certificate of Incorporation of Smith Three, Inc. (Incorporated by         -
        reference to Exhibit No. 10.25 of the Company's Registration Statement
        on Form S-11, No. 33-75288)

10.26   By-Laws of Smith Three, Inc. (Incorporated by reference to                 -
        Exhibit No. 10.26 of the Company's Registration Statement on Form S-11,
        No. 33-75288)

10.27   Agreement of limited Partnership of Smith Property Holdings                -
        Three L.P. (Incorporated by reference to Exhibit No. 10.27 of the
        Operating Partnership's Form 10-K for the year ended December
        31, 1994)


 Item                         Document                                            Page
 ----                         --------                                            ----
10.28   Agreement of Limited Partnership of Smith Property Holdings                -
        Three (D.C.) L.P.(Incorporated by reference to Exhibit No. 10.28 of the Operating Partnership's Form 10-K for the year ended
        December 31, 1994)

10.29   Certificate of Incorporation of Smith Four, Inc. (Incorporated by          -
        reference to Exhibit No. 10.29 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

10.30   By-Laws of Smith Four, Inc. (Incorporated by reference to                  -
        Exhibit No. 10.30 of the Company's Registration Statement on
        Form S-11, No. 33-75288)

10.31   Agreement of Limited Partnership of Smith Property Holding                 -
        Four L.P. (Incorporated by reference to Exhibit No. 10.31 of the
        Operating Partnership's Form 10-K for the year ended December
        31, 1994)

10.32   Amended and Restated Certificate of Incorporation of Smith Five,           -
        Inc. (Incorporated by reference to Exhibit No. 10.32 of the
        Operating Partnership's Form 10-K for the year ended December
        31, 1994)

10.33   By-Laws of Smith Five, Inc. (Incorporated by reference to                  -
        Exhibit No. 10.33 of the Company's Registration Statement
        on Form S-11, No. 33-75288)

10.34   Agreement of Limited Partnership of Smith Property Holdings                -
        Five (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.34 of the Operating Partnership's Form 10-K for the year ended
        December 31, 1994)

10.35   License Agreement between Charles E. Smith Management, Inc.                -
        and the Company (Incorporated by reference to Exhibit No. 10.35 of the Operating Partnership's Form 10-K for the year ended
        December 31, 1994)

10.36   License Agreement between Charles E. Smith Management, Inc.                -
        and the Operating Partnership (Incorporated by reference to
        Exhibit No. 10.36 of the Operating Partnership's Form 10-K for
        the year ended December 31, 1994)

10.37   Agreement of Limited Partnership of Smith Property Holdings                -
        Five L.P. (Incorporated by reference to Exhibit No. 10.0 of the
        Operating Partnership's Quarterly Report on Form 10-Q for the
        Quarter Ended September 30, 1994)


 Item                        Document                                             Page
 ----                        --------                                             ----
10.38   Certificate of Limited Partnership of Smith Property Holdings              -
        Five L.P. (Incorporated by reference to Exhibit No. 10.38 of the
        Operating Partnership's Form 10-K for the year ended December
        31, 1994)

                                                                                   -

10.39   Deed of Trust and Security Agreement between Smith Property                -
        Holdings Three L.P. ("Smith Three") and The Northwestern
        Mutual Life Insurance Company ("Northwestern") (Incorporated
        by reference to Exhibit No. 10.2 of the Operating Partnership's
        Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.40   Guarantee of Recourse Obligations by Smith Three and the                   -
        Operating Partnership (Incorporated by reference to Exhibit No.
        10.3 of the Operating Partnership's Quarterly Report on Form 10-
        Q for the Quarter Ended June 30, 1994)

10.41   Absolute Assignment of Leases and Rents between Smith Three                -
        and Northwestern (Incorporated by reference to Exhibit No. 10.4 of the Operating Partnership's Quarterly Report on Form 10-Q for
        the Quarter Ended June 30, 1994)

10.42   Promissory Note of Smith Three to Northwestern (Incorporated               -
        by reference to Exhibit No. 10.5 of the Operating Partnership's
        Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.43   Purchase Money Deed of Trust and Security Agreement between                -
        Smith Property Holdings Three (D.C.) L.P. ("Smith Three D.C.")
        and Northwestern (Incorporated by reference to Exhibit No. 10.6 of the Operating Partnership's Quarterly Report on Form 10-Q for
        the Quarter Ended June 30, 1994)

10.44   Guarantee of Recourse Obligations by Smith Three D.C. and the              -
        Operating Partnership (Incorporated by reference to Exhibit No.
        10.7 of the Operating Partnership's Quarterly Report on Form 10-
        Q for the Quarter Ended June 30, 1994)

10.45   Absolute Assignment of Leases and Rents between Smith Three                -
        D.C. and Northwestern (Incorporated by reference to Exhibit No.
        10.8 of the Operating Partnership's Quarterly Report on Form 10-
        Q for the Quarter Ended June 30, 1994)

10.46   Purchase Money Promissory Note of Smith Three D.C. to                      -
        Northwestern (Incorporated by reference to Exhibit No. 10.9 of the Operating Partnership's Quarterly Report on Form 10-Q for
        the Quarter Ended June 30, 1994)


 Item                      Document                                               Page
 ----                      --------                                               ----
10.47   Supplemental Loan Agreement by and among Smith Property                   E-4
        Holdings Two L.P. ("Smith Two"), Smith Property Holdings
        Two (D.C.) L.P. ("Smith Two D.C.") and Green Park Financial
        Limited Partnership ("Green Park")

10.48   Supplemental Loan Agreement by and among Smith Property                    -
        Holdings One L.P. ("Smith One D.C."), Smith Property Holdings
        One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated
        by reference to Exhibit No. 10.13 of the Operating Partnership's
        Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.49   Multifamily Note of Smith One to GMAC (Incorporated by                     -
        reference to Exhibit No. 10.14 of the Operating Partnership's
        Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.50   Multifamily Note of Smith One D.C. to GMAC (Incorporated by                -
        reference to Exhibit No. 10.15 of the Operating Partnership's
        Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.51   Absolute Assignment of Leases and Rents by Smith One D.C. to              -
        GMAC (Incorporated by reference to Exhibit No. 10.16 of the
        Operating Partnership's Quarterly Report on Form 10-Q for the
        Quarter Ended June 30, 1994)

10.52   Property Management Agreement by and between Smith One and                -
        the Operating Partnership (Incorporated by reference to Exhibit
        No. 10.17 of the Operating Partnership's Quarterly Report on
        Form 10-Q for the Quarter Ended June 30, 1994)

10.53   Multifamily Deed of Trust, Assignment of Rents and Security               -
        Agreement between Smith One D.C. and GMAC (Incorporated
        by reference to Exhibit No. 10.18 of the Operating Partnership's
        Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.54   Commercial Leasing and Property Management Agreement                       -
        between Smith Three and the Operating Partnership
        (Incorporated by reference to Exhibit No. 10.19 of the Operating
        Partnership's Quarterly Report on Form 10-Q for the Quarter
        Ended June 30, 1994)

10.55   Agreement of Limited Partnership of Smith Employment Services              -
        L.P. (Incorporated by reference to Exhibit No. 10.58 of the
        Operating Partnership's Form 10-K for the year ended December
        31, 1994)


 Item                         Document                                            Page
 ----                         --------                                            ----
10.56   Certificate of Limited Partnership of Smith Employment Services            -
        L.P. (Incorporated by reference to Exhibit No. 10.59 of the
        Operating Partnership's Form 10-K for the year ended December
        31, 1994)

10.57   Second Restated and Amended Agreement of Limited Partnership               -
        of First Herndon Associated Limited Partnership (Incorporated by
        reference to Exhibit No. 10.1 of the Operating Partnership's
        Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1995)

10.58   Second Amendment to the Certificate of Limited Partnership of              -
        First Herndon Associates Limited Partnership (Incorporated by
        reference to Exhibit No. 10.2 of the Operating Partnership's
        Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1995)

10.59   Certificate of Incorporation of Smith Six, Inc. (Incorporated by             -
        reference to Exhibit No. 10.1 of the Operating Partnership's
        Quarterly Report on Form 10-Q for the Quarter Ended March 31,
        1995)

10.60   By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit           -
        No. 10.2 of the Operating Partnership's Quarterly Report on
        Form 10-Q for the Quarter Ended March 31, 1995)

10.61   Agreement of Limited Partnership of Smith Property Holdings Six            -
        L.P. (Incorporated by reference to Exhibit No. 10.3 of the
        Operating Partnership's Quarterly Report on Form 10-Q for the
        Quarter Ended March 31, 1995)

10.62   Agreement of Limited Partnership of Smith Property Holdings Six            -
        (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.4 of the
        Operating Partnership's Quarterly Report on Form 10-Q for the
        Quarter Ended March 31, 1995)

10.63   Certificate of Incorporation of Smith Seven, Inc. (Incorporated by         -
        reference to Exhibit No. 10.66 of the Operating Partnership's
        Form 10-K for the year ended December 31, 1995)

10.64   By-Laws of Smith Seven, Inc. (Incorporated by reference to                 -
        Exhibit No. 10.67 of the Operating Partnership's Form 10-K for
        the year ended December 31, 1995)

10.65   Agreement of Limited Partnership of Smith Property Holdings                -
        Seven L.P. (Incorporated by reference to Exhibit No. 10.68 of the
        Company's Form 10-K for the year ended December 31, 1995)

 Item                   Document                                                  Page
 ----                   --------                                                  ----
10.66   Commitment for Mortgage Loan to the Operating Partnership                  -
        from Northwestern Mutual Life Insurance Company
        (Incorporated by reference to Exhibit No. 10.69 of the Operating
        Partnership's Form 10-K for the year ended December 31, 1995)

10.67   Third Amended and Restated Credit Agreement by and between                 -
        the Operating Partnership and PNC Bank, National Association,
        et. al. (Incorporated by reference to Exhibit No. 10.71 of the
        Operating Partnership's Form 10-K for the year ended December 31, 1997)

10.68   First Amendment to Third Amended and Restated Credit
        Agreement between the Operating Partnership and PNC Bank,                  -
        National Association, et. al. (Incorporated by reference to Exhibit
        99.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the
        Quarter Ended June 30, 1998)
                                                                                   -
10.69   Second Amendment to Third Amended and Restated Credit
        Agreement between the Operating Partnership and PNC Bank,
        National Association, et. al. (Incorporated by reference to Exhibit
        99.2 of the Operating Partnership's Quarterly Report on Form 10-Q
        for the Quarter Ended June 30, 1998)                                       -

10.70   First Amendment to First Amended and Restated Agreement of
        1994 Employee Stock and Unit Option Plan of Charles E. Smith
        Residential Realty, Inc. (Incorporated by reference to Exhibit 4.9 in the Operating Partnership's Registration Statement on Form S-8,
        File No. 333-67421)                                                        -

10.71   Second Amendment to First Amended and Restated Agreement                  E-5
        of 1994 Employee Stock and Unit Option Plan of Charles E.
        Smith Residential Realty, Inc.

10.72   Rights Agreement between Charles E. Smith Residential Realty,             E-6
        Inc. and First Union National Bank, as Rights Agent


   21   Subsidiaries of the Registrant                                            E-7

 23.1   Consent of Arthur Andersen LLP                                            E-8

   27   Financial Data Schedule                                                    -
--------------------------------------------------------------------------------------