Form 10-Q
period 1999-03-31
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 1999-05-17
CIK 906785

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ___________________

                                   FORM 10-Q



           X      Quarterly Report Pursuant to Section 13 or 15(d)
          ---     of the Securities Exchange Act of 1934
                  For the quarter ended March 31, 1999

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ___      ___

   As of April 30, 1999, there were 32,136,012 Common Units of Limited Partnership issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                   FORM 10-Q
                                     INDEX

                                                                     Pages
                                                                     -----

PART I:     FINANCIAL INFORMATION

  Item 1:   Financial Statements

            Charles E. Smith Residential Realty L.P. Financial
            Statements as of March 31, 1999 and December 31, 1998, Filed as a Part of This Report

            Consolidated Balance Sheets                                 3

            Consolidated Statements of Operations                       4

            Consolidated Statements of Partner's Equity and Other
            Limited Partners' Interest                                  5

            Condensed Consolidated Statements of Cash Flows             6

            Notes to Consolidated Financial Statements                  7

  Item 2:   Management's Discussion and Analysis of
            Financial Condition and Results of Operations              13

PART II:    OTHER INFORMATION                                          25


SIGNATURES                                                             26

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, Except Per Unit Data)

                                                                                March 31, 1999                 December 31, 1998
                                                                                --------------                 -----------------
                                                                                  (Unaudited)
       ASSETS

Rental property, net                                                               $1,017,521                      $  926,749
Rental property under construction                                                    204,404                         167,214
Escrow funds                                                                            7,459                          23,819
Investment in and advances to Property Service Businesses                              35,254                          28,633
Investment in Joint Venture                                                             4,356                               -
Deferred charges, net                                                                  17,622                          18,081
Security deposits                                                                       2,412                           2,408
Other assets                                                                           16,912                          18,495
                                                                                   ----------                      ----------

                                                                                   $1,305,940                      $1,185,399
                                                                                   ==========                      ==========

       LIABILITIES AND EQUITY

Liabilities
    Mortgage loans and notes payable:
       Mortgage loans                                                                 681,796                         622,386
       Construction loans                                                              82,190                          63,193
       Lines of credit                                                                123,000                         105,000
                                                                                   ----------                      ----------
         Total mortgage loans and notes payable                                       886,986                         790,579
    Accounts payable and accrued expenses                                              31,732                          22,830
    Security deposits                                                                   2,412                           2,408
                                                                                   ----------                      ----------
       Total liabilities                                                              921,130                         815,817
                                                                                   ----------                      ----------

Commitments and contingencies

Other Limited Partners' Interest
     13,418,142 and 13,268,740 common units issued and
     outstanding at March 31, 1999 and December 31, 1998, respectively,
     at redemption value                                                              413,453                         426,258
                                                                                   ----------                      ----------

Partner's Equity
     General Partner's General and Limited Partnership Interest
          Preferred units - Series A Cumulative Convertible
               Redeemable Preferred Units, 2,640,325 units issued and
               outstanding at March 31, 1999 and December 31, 1998                     71,500                          71,500

          Preferred units - Series B Cumulative Convertible
               Redeemable Preferred Units, 589,261 and 714,628 units
               issued and outstanding at March 31, 1999 and December 31,
               1998, respectively.                                                     16,794                          20,367

          Preferred Units - Series C Cumulative Redeemable Preferred
               Units, 500 units issued and outstanding                                 50,000                          50,000

          Common units - 18,878,991 and 18,212,600 units issued
               and outstanding at March 31, 1999 and December 31, 1998.
               respectively                                                          (166,937)                       (198,543)
                                                                                  -----------                      ----------
                    Total partner's equity                                            (28,643)                        (56,676)
                                                                                  -----------                      ----------

                                                                                  $ 1,305,940                     $ 1,185,399
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

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Unit Data)
                                  (Unaudited)


                                                                                             For the Three Months
                                                                                               Ended March 31,
                                                                          -------------------------------------------------------
                                                                                    1999                           1998
                                                                          ------------------------        -----------------------
Rental Properties:
     Revenues                                                                     $ 69,033                       $ 55,670

     Expenses
        Operating costs                                                            (22,154)                       (18,641)
        Real estate taxes                                                           (5,404)                        (3,657)
        Depreciation and amortization                                               (8,228)                        (6,387)
                                                                                  --------                       --------
            Total expenses                                                         (35,786)                       (28,685)

Equity in income of Property Service Businesses and other                               28                            664

Corporate general and administrative expenses                                       (2,209)                        (2,025)
Interest income                                                                        134                            161
Interest expense                                                                   (13,148)                       (10,888)
                                                                                  --------                       --------

Income before gain on sale and extraordinary item                                   18,052                         14,897

Gain on sale of property                                                             1,858                          3,120
                                                                                  --------                       --------

Income before extraordinary item                                                    19,910                         18,017

Extraordinary item - loss on extinguishment of debt                                   (359)                        (4,702)
                                                                                  --------                      ---------

Net income                                                                          19,551                         13,315

Less:   Income attributable to preferred units                                      (2,354)                        (1,490)
                                                                                  --------                       --------

Net income attributable to common units                                           $ 17,197                       $ 11,852
                                                                                  ========                       ========


Earnings per common unit - basic

     Income before extraordinary item                                             $   0.55                       $   0.56
     Extraordinary item                                                              (0.01)                         (0.16)
                                                                                  --------                       --------

     Net income                                                                   $   0.54                       $   0.40
                                                                                  ========                       ========

Earnings per common unit - diluted

     Income before extraordinary item                                             $   0.55                       $   0.56
     Extraordinary item                                                              (0.01)                         (0.16)
                                                                                  --------                       --------

     Net income                                                                   $   0.54                       $   0.40
                                                                                  ========                       ========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY AND OTHER LIMITED PARTNERS' INTEREST
                            (Dollars in Thousands)

                                                                                                                       Other
                                                                                General Partner's General and      Limited Partners'
                                                                                       Limited Interest                 Interest
                                                            ------------------------------------------------------------------------

                                                            Series A       Series B        Series C
                                                            Preferred      Preferred       Preferred          Common        Common
                                                              Units           Units           Units            Units         Units
                                                            -----------    -----------   ------------   -----------    ------------
Balance, December 31, 1997                                     $ 45,000      $  34,675      $      -    $  (344,044)     $  502,719

     Units exchanged for acquisitions                                -              -              -            -            11,820
     Adjustment for unit grants                                      -              -              -            -               521
     Net income                                                      -              -              -        41,129           28,741
     Contribution by Charles E. Smith Residential Realty,
     Inc.                                                        26,500             -          50,000       45,454               -
     Conversion of Preferred units to Common units                   -         (14,308)            -        14,308               -
     Offering costs                                                  -              -              -        (1,874)              -
     Repurchase and cancellation of Operating Partnership
     units                                                           -              -              -            -             (594)
     Distributions                                                   -              -              -       (44,498)        (28,966)
     Other                                                           -              -              -           121           2,878
     Adjustments to reflect Other Limited Partners' interest
          at redemption value                                        -              -              -        90,861         (90,861)
                                                             ----------    -----------    -----------   ----------     -----------

Balance, December 31, 1998                                       71,500         20,367         50,000     (198,543)        426,258

     Units exchanged for acquisitions                                 -              -              -            -          15,084
     Adjustment for Unit grants                                       -              -              -            -              89
     Net income                                                       -              -              -       12,109           7,442
     Conversion of Preferred units to Common units                    -         (3,573)             -        3,573              -
     Distributions                                                    -              -              -      (12,631)         (7,011)
     Other                                                            -              -              -          120              26
     Adjustment to reflect Other Limited Partners' interest
          at redemption value                                         -              -              -       28,435         (28,455)
                                                             ----------     ----------    -----------   ----------     -----------

Balance, March 31, 1999 (unaudited)                          $   71,500     $   16,794    $    50,000   $ (166,937)    $   413,453
                                                             ==========     ==========    ===========   ==========     ===========


     Units issued and outstanding at March 31, 1999           2,640,325        589,261            500   18,878,991      13,418,142
                                                             ==========     ==========    ===========   ==========     ===========
     Units issued and outstanding at December 31, 1998        2,640,325        714,628            500   18,212,600      13,268,740
                                                             ==========     ==========    ===========   ==========     ===========

The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                   --------------------
                                                                                   1999            1998
                                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                            $ 33,035        $ 26,974

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions and development of rental property                               (92,883)        (22,234)
    Additions to rental property                                                   (3,642)         (3,647)
    Disposition of rental property                                                 22,597               -
    Increase in investment in and advances to Property Service Businesses          (6,621)        (10,769)
    Increase in investment in Joint Venture                                        (3,677)              -
    Acquisition deposits and other                                                  1,758          (2,516)
                                                                                 --------        --------
           Net cash used by investing activities                                  (82,468)        (39,166)
                                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to deferred charges                                                   1,049               -
    Capital contributions by Charles E. Smith Residential Realty, Inc.:
           Preferred Units                                                              -          48,996
    Mortgage loans, net                                                            31,921         (99,713)
    Lines of credit, net                                                           18,000          80,000
    Construction loans, net                                                        18,997           5,998
    Prepayment penalties                                                           (1,038)         (3,025)
    Distributions                                                                 (19,642)        (16,956)
    Other, net                                                                        146            (346)
                                                                                 --------        --------
           Net cash provided by financing activities                               49,433          14,954
                                                                                 --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               -           2,762

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          -               -
                                                                                 --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                -        $  2,762
                                                                                 ========        ========

SUPPLEMENTAL INFORMATION:
    Capitalized interest                                                            2,130             967
    Purchase of property in exchange for Operating Partnership units               14,405           8,820
    Purchase of property in exchange for assumption of debt                        28,169               -
    Proceeds from sale of rental property held in 1031 escrow                      17,712           4,308
    Purchase of property with 1031 escrow proceeds                                 17,712               -
    Purchase of joint venture interest in exchange for Operating Partnership units    679               -

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. BASIS OF PRESENTATION


   The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. (As used herein, the term "Company" may also be used to mean Charles E. Smith Residential Realty L.P., Charles E. Smith Residential Realty, Inc., or both, unless the context indicates otherwise.) All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of March 31, 1999 and the results of operations for the interim periods ended March 31, 1999 and 1998. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

   The Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of March 31, 1999, the Operating Partnership owned 50 operating multifamily properties containing 19,852 apartment units and two retail shopping centers aggregating 436,000 square feet. The Operating Partnership also had approximately 3,400 units under construction at eight additional sites. The Operating Partnership also owns substantially all of the economic interest in entities which provide multifamily and retail property management and leasing, construction and construction management services and engineering and technical services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

   Certain amounts have been reclassified to conform with current presentation.

2. ACQUISITIONS AND DISPOSITIONS

   In January 1999, the Company acquired a 442-unit multifamily property in Crystal City, Virginia ("Buchanan House") for a capitalized cost of $66.0 million which includes assumed debt of $7.4 million, a fair value adjustment to debt of $0.5 million, initial capital improvement costs of $5.0 million and $0.4 million in acquisition related costs. The balance was funded by proceeds from the 1998 sale of Marbury Plaza and a draw on the Company's bank line of credit.

   In January 1999, the Company acquired a 139-unit multifamily property in Chicago, Illinois ("Parkwest") for a capitalized cost of approximately $13.6 million, consisting of 138,111 net Operating Partnership Units valued at $4.3 million, assumed debt of $6.0 million, a fair value adjustment to debt of $0.4 million, initial capital improvement costs of $0.8 million, and $2.1 million of cash. The assumed loan has an effective interest rate of 6.5% with principal amortized using a 25-year amortization schedule and a final payment due April 1, 2007.

   In January 1999, the Company acquired a 427-unit multifamily property in Chicago, Illinois ("Terrace") for a capitalized cost of approximately $25.7 million, consisting of 291,551 net Operating Partnership Units valued at $9.1 million, assumed debt of $13.7 million, a fair value adjustment to debt of $0.2 million, initial capital improvement costs of $1.2 million, and $1.5 million of cash.

   In February 1999, the Company sold The Manor, a 435-unit multifamily property located in suburban Maryland for $22.6 million. The Company recognized a gain on the sale of $1.9 million.

   In February 1999, the Company acquired a parcel of land for development in Chicago, Illinois for $8.6 million.

    In March 1999, the Company acquired the land beneath its Crystal Square property and the 5.1% net profits interest in its Crystal Plaza property. The purchase price of $10.0 million consisted of 32,258 Operating Partnership Units valued at $1.0 million and the assumption of debt which was repaid with $9.0 million cash drawn upon the line of credit. This transaction was completed concurrently with the purchase by Charles E. Smith Commercial Realty L.P. ("CESCR") of commercial land and partnership interests. The transaction was reviewed and approved by the Company's independent Directors.

   In March 1999, the Company and J.P. Morgan Strategic Property Fund ("J.P. Morgan") formed a joint venture which acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia for approximately $37 million. The joint venture plans to invest an additional $2.0 million in initial capital improvements and has placed debt of $19.0 million on the property. The debt carries an interest rate of 6.48% and matures in February 2006. Ownership interests in the joint venture are held 75% by J.P. Morgan and 25% by the Company. The Company's initial equity contribution totaled $4.4 million consisting of 21,903 Operating Partnership units valued at $0.7 million and cash of $3.7 million. The transaction was reviewed and approved by the Company's independent Directors since Messrs. Smith and Kogod held a general partnership interest in the selling entity.

3. MORTGAGE LOANS

   In February 1999, the Company repaid the $7.4 million Buchanan mortgage through a draw on its line of credit. The Company paid a prepayment penalty of
$0.9 million.   In March 1999, the Company obtained a $38.0 million mortgage on
Buchanan House with an effective fixed interest rate of 6.67%. The loan is interest only through March 2009, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due February 1, 2011.

     In March 1999, the Company repaid the $13.7 million mortgage on Terrace. The company paid a prepayment penalty of $0.2 million. The Company obtained a new, interest-only mortgage of $15.6 million at an effective interest rate of 6.64% with principal due April 1, 2007.

4.   PARTNERS' EQUITY

     In March 1999, 125,367 Series B Cumulative Convertible Redeemable Preferred Units were converted to common units on a one-for-one basis.

5.   PER UNIT DATA

     Earnings per common unit of the Company for the three months ended March 31, 1999 and 1998 is computed based on weighted average common units outstanding during the period as follows (in millions):

                                                         Three months ended March 31,
                                                         ----------------------------
                                                   1999                            1998
                                                   ----                            ----
                                          Basic          Diluted           Basic         Diluted
                                        ----------      ----------       ----------      --------
Weighted Average Common Operating
 Partnership Units/1/                      31.9            32.0             29.4            29.6

     Options to purchase 877,917 million shares of the Company's common stock were not included in the computation of diluted earnings per unit because the options' exercise price was higher than the average price of the common stock. All convertible preferred units were also excluded from the calculation of diluted earnings per unit since the preferred distributions paid per unit exceeded basic earnings per unit.

6. SEGMENT REPORTING

Property Segments

   The Company's primary business is the ownership and operation of multifamily residential real estate. As such, the residential rental properties have been divided into three primary operating segments -- the Core, Acquisition and Development portfolios. The Core Portfolio consists of all multifamily properties which have been owned more than one full calendar year. Therefore, the 1999 Core represents properties owned as of December 31, 1997. The Acquisition Portfolio consists of purchased properties which have not yet reflected one full calendar year of operations. The Development Portfolio consists of properties which the Company has constructed or is in the process of constructing which have not yet had a full calendar year of stabilized operating results. On the first of January each year, Acquisition and Development properties that have been stabilized or held by the Company for one year are transferred to the Core Portfolio.

   The Company's fourth property segment is the Retail Portfolio which consists of two freestanding retail properties.

   The Company evaluates performance for the Property Segments based on Net Operating Income ("NOI") calculated as the difference between Rental Revenue and Operating Expenses (which excludes interest expense, general and administrative costs and depreciation.)

Property Service Business Segment

   The Company also separately evaluates the financial information of its equity investment in the Property Service Businesses. These businesses provide professional services such as property management, furnished corporate apartment rentals, engineering and technical consulting, and construction management to both Company-owned properties and properties owned by third parties. Previously, the Company reported the Property Service Businesses as three separate operating segments, however, given the similarities in the nature of services, customers and distribution methods, as well as the overall profit contribution, the Company considers the Property Service Businesses to be one segment. The Company evaluates performance for the Property Service Business segment based on Funds from Operations ("FFO") which is defined using the revised definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sale of property, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back.

   The accounting policies for all segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K.

   Information concerning operations by segment for the three months ended March 31, 1999 and 1998 was as follows (in thousands):

Property Segments

                                                                  Three months Ended
                                                                       March 31,

                                                                  1999         1998
                                                                  ----         ----
 Net Operating Income
 --------------------

 Core Portfolio                                               $   32,903   $   30,268
 Acquisition Portfolio                                             6,174        1,549
 Development Portfolio                                               686         (124)
 Retail Portfolio                                                  1,712        1,679
                                                              ----------   ----------

        Consolidated total                                        41,475       33,372

 Depreciation and amortization                                    (8,228)      (6,387)
 Equity in income of Property Service Businesses and other            28          664
 Corporate general and administrative expenses                    (2,209)      (2,025)
 Net interest expense                                            (13,014)     (10,727)
                                                              ----------   ----------

        Income before gain on sale and
        extraordinary item                                    $   18,052   $   14,897
                                                              ==========   ==========

 Revenues
 --------

 Core Portfolio                                               $   53,574   $   49,860
 Acquisition Portfolio                                            11,338        3,346
 Development Portfolio                                             1,567            1
 Retail Portfolio                                                  2,554        2,463
                                                              ----------   ----------

        Consolidated total                                    $   69,033   $   55,670
                                                              ==========   ==========

 Real Estate Assets, gross
 -------------------------

 Core Portfolio                                               $  893,970   $  868,860
 Acquisition Portfolio                                           298,058       46,663
 Development Portfolio                                           204,859       70,283
 Retail Portfolio                                                 60,043       59,900
                                                              ----------   ----------
        Sub-total                                              1,456,930    1,045,706
 Accumulated Depreciation                                       (235,005)    (214,213)
                                                              ----------   ----------

        Consolidated total, net                               $1,221,925   $  831,493
                                                              ==========   ==========

Property Service Business Segment

                                1999     1998
                                ----     ----
     Funds from Operations    $   109  $   664

     Revenues                 $27,394  $19,352

     Depreciation             $   436  $   368

7. SUBSEQUENT EVENTS

   In May 1999, the Company formed two additional joint ventures with J.P. Morgan. The first venture ("University Center JV") will develop a new 630-unit multifamily property in Loudoun County, Virginia at the western end of the Dulles Technology corridor. Ownership interests are held 60% by J.P. Morgan and 40% by the Company. The joint venture intends to place debt financing for 50% of the project's estimated $60 million development cost. Construction is expected to commence during the third quarter of 1999 with final completion in 2001. The Company's initial equity contribution consisted of land acquired in 1998 for $5.4 million, less cash received of $3.0 million. A Company affiliate will provide development, property management and marketing services to the venture for a market rate fee. This affiliate will provide a construction completion guarantee to the venture.

   The second venture ("Springfield Station JV") was formed to own and operate the Company's recently developed 631-unit Springfield Station property. The Company sold a 52% interest in Springfield Station JV to J.P. Morgan and received proceeds of approximately $50 million from the transaction. The joint venture placed $37 million in debt financing on the property at 6.85% fixed interest which matures on June 1, 2001. The Company provided a construction completion guarantee on the project as well as a payment guarantee of $14.1 million of the debt. The construction completion guarantee expires on October 1, 1999. The debt guarantee will expire on or before the achievement of 92% occupancy for 45 consecutive days. The Company will defer recognition of a $5.2 million gain on the sale until the guarantees have expired.

   In May 1999, the Company finalized the settlement of financing services provided to commercial office partnerships now owned and managed by CESCR, an affiliate of Messrs. Smith and Kogod. This settlement was initiated by the formation of CESCR in 1997, at which time the Company entered into an agreement to provide financing services to CESCR only through December 31, 1998. On May 1, 1999, the Company received 79,905 Operating Partnership units valued at $2.5 million as final settlement from an affiliate of Messrs. Smith and Kogod and immediately canceled the units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three months ended March 31, 1999 and 1998 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles
E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. (As used herein, the term "Company" may also be used to mean Charles E. Smith Residential Realty L.P., Charles E. Smith Residential Realty, Inc, or both, unless the context indicates otherwise.)

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

Rental Revenue

     Average revenue per apartment unit for the Company's core multifamily properties increased approximately 7.4% in the first quarter of 1999 as compared with 1998.

     A schedule of portfolio statistics follows:

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.

                       Residential  Portfolio  Statistics

                                                                  Gross     Average
                                                     Average    Operating   Revenue   % Change   Economic     Change
                               Property   Apartment  Sq. Ft.     Income     Per Unit    from     Occupancy     From
Property Type/Property Name      Type       Units    Per Unit     Q1-99      Q1-99     Q1-98       Q1-99      Q1-98
---------------------------    --------   ---------  --------   ---------   --------  --------   ---------    ------
                                                               (in 000's)
Core Residential Portfolio

NW Washington, D.C.
     1841 Columbia Road      High-rise          115       634     $   350    $1,014       11.4%       98.7%       -.2%
     2501 Porter Street      High-rise          202       760         963     1,588       14.6%       99.7%       5.9%
     Albemarle               High-rise          235     1,097         867     1,230        1.8%       96.1%      -3.9%
     Calvert-Woodley         High-rise          136     1,001         505     1,239        9.8%       99.4%       1.5%
     Cleveland House         High-rise          216       894         762     1,176        8.0%       98.7%        .2%
     Connecticut Heights     High-rise          519       536       1,391       893        4.5%       94.9%        .3%
     Corcoran House          High-rise          138       464         369       890        9.5%       99.8%        .4%
     Statesman               High-rise          281       593         715       849       10.3%       99.6%       3.2%
     Van Ness South          High-rise          625       956       2,162     1,153        7.4%       99.4%       1.9%
     The Kenmore             High-rise          376       725         879       779        6.2%       97.7%        .0%
                                             ------     -----     -------    ------       ----        ----       ----
                                              2,843       771       8,963     1,051        7.6%       98.1%       1.1%
Northern Virginia
     Crystal City
     ------------
     The Bennington          High-rise          348       804       1,120     1,073        7.2%       96.1%       3.7%
     Crystal House I         High-rise          426       917       1,352     1,058        8.8%       98.6%       3.9%
     Crystal House II        High-rise          402       938       1,224     1,015        7.7%       98.7%       5.7%
     Crystal Square          High-rise          378     1,121       1,369     1,207        5.1%       99.0%        .6%
     Crystal Place           High-rise          180       894         718     1,330        4.1%       96.0%       -.8%
     Gateway Place           High-rise          162       826         808     1,662       -5.9%       87.7%      -4.7%
     Water Park Towers       High-rise          360       881       1,572     1,456       13.9%       94.7%       8.8%
     Crystal Plaza           High-rise          540     1,129       2,114     1,305        7.7%       99.8%       2.3%
     Crystal Towers          High-rise          912     1,107       3,268     1,194        8.6%       98.9%       2.7%
                                             ------     -----     -------    ------       ----        ----       ----
                                              3,708       998      13,543     1,217        7.3%       97.6%       3.1%
     Rosslyn/Ballston
     ----------------
     Courthouse Plaza        High-rise          396       772       1,536     1,293        3.9%       94.6%       -.6%
     Lincoln Towers          High-rise          714       879       2,843     1,327       12.0%       93.7%       2.8%
                                             ------     -----     -------    ------       ----        ----       ----
                                              1,110       841       4,379     1,315        9.0%       94.0%       1.6%
     Tyson/Dulles
     ------------
     Charter Oak             Garden             262     1,097         774       985        8.3%       97.2%       2.4%
     Oaks of Tyson           Garden             218       968         712     1,089       11.1%       98.2%       3.2%
     Potomac View            Garden             192       965         457       794        4.0%       95.2%      -2.3%
     Bedford Village         Garden             752     1,070       2,160       957        9.2%       96.9%       4.2%
     Patriot Village         Garden           1,065     1,162       2,995       937        6.6%       97.3%       2.8%
     Westerly at Worldgate   Garden             320       921       1,060     1,105        1.4%       96.0%       2.3%
                                             ------     -----     -------    ------       ----        ----       ----
                                              2,809     1,075       8,158       968        7.0%       97.0%       2.8%
     Other
     -----
     Arlington Overlook      Mid-rise           711       877       1,745       818       11.5%       96.8%       4.6%
     Berkeley                Mid-rise           138       891         314       758        2.6%       98.0%        .7%
     Boulevard of Old Town   Garden             159       603         430       901        8.3%       98.8%       1.6%
     Columbia Crossing       Garden             247       976         865     1,167       10.0%       97.4%       5.5%
     Columbian Stratford     Mid-rise           227       942         516       758        1.4%       96.1%        .1%
     Concord Village         Garden             531     1,025       1,342       843        6.7%       95.9%       3.5%
     Newport Village         Garden             937     1,115       2,613       930        5.1%       97.6%       1.4%
     Orleans Village         Garden             851     1,061       2,200       862        8.6%       96.3%       4.5%
     Skyline Towers          High-rise          940     1,221       2,834     1,005        3.4%       96.3%        .2%
     Windsor Towers          Mid-rise           280     1,025         686       816        2.5%       96.2%       -.9%
                                             ------     -----     -------    ------       ----        ----       ----
                                              5,021     1,040      13,545       899        6.3%       96.7%       2.3%
Boston/Chicago
     2000 Commonwealth       High-rise          188       878         988     1,753       10.8%       98.7%        .1%
     One East Delaware       High-rise          306       704       1,889     2,058       15.2%       97.6%       -.3%
                                             ------     -----     -------    ------       ----        ----       ----
                                                494       770       2,877     1,942       13.7%       98.1%       -.1%
Other
     Car Barn                Garden             196     1,311         551       937       11.9%       98.2%       2.1%
     Fort Chaplin            Garden             549       983       1,123       682        4.6%       97.6%        .3%
     Suburban Tower          High-rise          172       677         435       842        3.7%       97.9%        .6%
                                             ------     -----     -------    ------       ----        ----       ----
                                                917       996       2,109       766        6.2%       97.8%        .8%
                                             ------     -----     -------    ------       ----        ----       ----
                                             16,902       968      53,574     1,057        7.4%       97.1%       2.2%

                                                                                   Gross     Average
                                                                       Average   Operating   Revenue   % Change  Economic    Change
                                             Property       Apartment  Sq. Ft.    Income     Per Unit    from    Occupancy    From
Property Type/Property Name                    Type           Units    Per Unit    Q1-99      Q1-99     Q1-98      Q1-99     Q1-98
---------------------------                  --------       ---------  --------  ---------   --------  --------  ---------   ------
Acquisition Portfolio

   1998
   ----
   Tunlaw Gardens (NW Washington, D.C.)       Garden              167     850        412       822       17.5%    98.5%       5.0%
   Tunlaw Park (NW Washington, D.C.)          Mid-rise            120     856        401     1,115        5.6%    96.0%       -.9%
   Parc Vista (Crystal City, VA.)             High-rise           299     770      1,400     1,560        N/A     97.4%       N/A
   McClurg Court (Chicago, IL.)               High-rise         1,075     688      4,124     1,279        N/A     93.5%       N/A
   Cronin's Landing (Waltham, MA)             Mid-rise            281   1,129      1,554     1,843        N/A     93.3%       N/A

   1999
   ----
   Buchanan House (Crystal City, VA.)         High-rise           442   1,173      1,665       N/A        N/A      N/A        N/A
   Parkwest (Chicago, IL.)                    Garden              139     580        402       N/A        N/A      N/A        N/A
   Terrace (Chicago, IL.)                     Garden              427     839        844       N/A        N/A      N/A        N/A
                                                                -----     ---     ------     -----       ----     ----        ---
      Subtotal/Average                                          2,950     844     10,801       N/A        N/A      N/A        N/A

Development Portfolio
   Springfield Station (Other Northern VA.)   Mid-rise/Garden     631
   Courthouse Place (Rosslyn/Ballston, Va.)   High-rise           564
   One Superior Place (Chicago, IL.)          High-rise           809
   Park Connecticut (NW Washington, D.C.)     High-rise           142
      Subtotal/Average                                          -----
                                                                2,146

All Residential Properties                                     21,998
                                                               ======

RENTAL PROPERTIES

   Revenues, expenses and income from the multifamily and retail properties for the three months ended March 31, 1999 and 1998 were as follows (in thousands):

                                                      Three Months Ended
                                                      ------------------
                                                            March 31,
                                                            ---------
                                                      1999           1998/(2)/
                                                    --------         ---------
Multifamily Properties - Core/(1)/
     Revenues                                       $ 53,574          $ 49,860
     Expenses                                        (20,671)          (19,592)
                                                    --------          --------

     Income before depreciation                     $ 32,903          $ 30,268
                                                    ========          ========
Multifamily Properties-
  Acquisitions and Dispositions
     Revenues                                       $ 11,338          $  3,346
     Expenses                                         (5,164)           (1,797)
                                                    --------          --------

     Income before depreciation                     $  6,174          $  1,549
                                                    ========          ========
Multifamily Properties-
  Development
     Revenues                                       $  1,567          $      1
     Expenses                                           (881)             (125)
                                                    --------          --------

     Income before depreciation                     $    686          $   (124)
                                                    ========          ========
Retail Properties
     Revenues                                       $  2,554          $  2,463
     Expenses                                           (842)             (784)
                                                    --------          --------

     Income before depreciation                     $  1,712          $  1,679
                                                    ========          ========
Total Rental Properties
     Revenues                                       $ 69,033          $ 55,670
     Expenses                                        (27,558)          (22,298)
     Depreciation                                     (8,228)           (6,387)
                                                    --------          --------

     Income from Rental Properties                  $ 33,247          $ 26,985
                                                    ========          ========



/(1)/Represents properties owned as of December 31, 1997.
/(2)/Certain prior period balances have been reclassified to conform with current period presentation.

PROPERTY SERVICE BUSINESSES

   Revenues, expenses and income from the Property Service Businesses for the three months ended March 31, 1999 and 1998 were as follows (in thousands):

                                                      Three Months Ended
                                                      ------------------
                                                          March 31,
                                                          ---------
                                                    1999            1998
                                                    ----            ----
Total Property Service Businesses
     Revenues
     Expenses                                    $ 27,394         $ 19,352
     Depreciation                                 (26,956)         (18,320)
                                                     (436)            (368)
                                                 --------         --------
       Income from Property Service Businesses   $      2         $    664
                                                 ========         ========

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998.

   Summary. Net income of the Operating Partnership increased $6.3 million, or 46.8%, from $13.3 million for the three months ended March 31, 1998 to $19.6 million for the three months ended March 31, 1999. Funds from Operations ("FFO") of the Operating Partnership increased $4.7 million, or 22.9%, from $20.7 million to $25.4 million during the same period primarily due to revenue growth of 7.4% on the core portfolio and the performance of acquired and developed properties.

   Rental Properties.   Revenue from all rental properties increased $13.3
million, or 24.0%, from $55.7 million for the three months ended March 31, 1998 to $69.0 million for the three months ended March 31, 1999. Operating expenses from all rental operations increased $5.3 million, or 23.6% from $22.3 million during the first quarter of 1998 to $27.6 million during the current quarter.

   Core Portfolio. Revenue from the core portfolio increased $3.7 million, or 7.4%, over the prior year period resulting in average monthly revenue per apartment unit of $1,057. This was primarily due to continued strong demand in all submarkets, particularly northwest Washington, D.C. Management successfully increased rents during the quarter and improved occupancy levels. Average economic occupancy for the core portfolio was 97.1% for the three months ended March 31, 1999 compared to 94.9% for the comparable prior year. Expenses for the core portfolio increased $1.1 million, or 5.5%, due primarily to expected increases in real estate taxes, higher wages due to additional staffing at the properties and higher utilities due to a mild winter in 1998.

   Acquisition Portfolio. The eight acquisition properties (defined as properties acquired subsequent to December 31, 1997) and three disposition properties contributed approximately 60%, or $8.0 million, of the total rental revenue increase and approximately $3.4 million of the total rental expense. Five of the acquisition properties (comprising 1,942 apartment units) were acquired during 1998 and three (comprising 1,008 units) were acquired during the first quarter of 1999.

   Development Portfolio. Springfield Station delivered 120 units during the quarter for a total of 400 units delivered as of March 31, 1999. The project provided net operating income of $0.5 million for the quarter.

   Courthouse Place delivered 175 units during the quarter for a total of 278 units delivered as of March 31, 1999. The project provided net operating income of $0.2 million for the quarter.

   Property Service Businesses. The Company uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

   The decrease in income from Property Service Businesses of $0.7 million in the first quarter of 1999 compared to the prior year quarter is primarily due to decreases of $0.3 million and $0.5 million, respectively, for Property
Management Services and Interior Construction Services.   The former is
primarily due to seasonality of the corporate furnished apartment business which was acquired in mid-1998. The latter is due to a decrease in general contracting projects for affiliated commercial office partnerships.

   Other. Corporate general and administrative expenses increased 9.1% compared to the prior year quarter due primarily to costs related to the Company's acquisition and development efforts. Interest expense increased $2.3 million during the quarter, or 20.8%, primarily due to additional debt related to acquisitions and development partially offset by lower interest rates on the line of credit and refinanced debt.

LIQUIDITY AND CAPITAL RESOURCES

   Summary. Net cash flow provided by operating activities increased $6.0 million from $27.0 million for the three months ended March 31, 1998 to $33.0 million for the three months ended March 31, 1999. The increase is primarily a result of higher cash flow contributed by the core and acquisition portfolios and higher accrued costs related primarily to acquisition properties.

   Net cash flow of $82.5 million was used by investment activities during the first quarter of 1999 compared to $39.2 million during the comparable prior year period due primarily to the acquisition of three properties and one joint venture interest in 1999 as well as further investments during the quarter in the four projects under construction. Partially offsetting such outflows was the $22.6 million in cash proceeds from the sale of The Manor.

   Net cash flows provided by financing activities was $49.4 million for the three months ended March 31, 1999 , primarily comprised of $68.9 million of net cash inflow from borrowings aginst the properties, the line of credit and construction loans less $19.6 million of distributions. Net cash flows provided by financing activities of $15.0 million in the comparable prior year period primarily consisted of $49.0 of inflow from the sale of preferred units less $16.7 million of net debt repayments and $17.0 million of distributions.

   Funds from Operations. Funds from Operations is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sale of property plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

   Funds from Operations for the three months ended March 31, 1999 and 1998 are computed as follows (in thousands):

                                              Three Months Ended
                                          --------------------------
                                                   March 31,
                                          --------------------------
                                             1999            1998
                                          ----------      ----------
Net Income of the Operating Partnership     $19,551          $13,315

Perpetual preferred dividends                  (989)            (626)
Depreciation of real property                 8,228            6,387
Amortization of goodwill                        107               --
Gain on sale of property                     (1,858)          (3,120)
Extraordinary item - loss on debt
 extinguishment                                 359            4,702
                                            -------          -------

Funds from Operations of the Operating
     Partnership                             25,398           20,658
                                            =======          =======

Acquisitions

   In January 1999, the Company acquired a 442-unit multifamily property in Crystal City, Virginia ("Buchanan House") for a capitalized cost of $66.0 million which includes assumed debt of $7.4 million, a fair value adjustment to debt of $0.5 million, initial capital improvement costs of $5.0 million and $0.4 million in acquisition related costs. Funding of $17.7 million was provided from the 1998 sale of Marbury Plaza with the balance drawn on the Company's bank line of credit.

   In January 1999, the Company acquired a 139-unit multifamily property in Chicago, Illinois ("Parkwest") for a capitalized cost of approximately $13.6 million, consisting of 138,111 net Operating Partnership Units valued at $4.3 million, assumed debt of $6.0 million, a fair value adjustment to debt of $0.4 million, initial capital improvement costs of $0.8 million, and $2.1 million of cash. The assumed mortgage has an effective interest rate of 6.5% with principal amortized using a 25-year amortization schedule and a final payment due April 1, 2007.

   In January 1999, the Company acquired a 427-unit multifamily property in Chicago, Illinois ("Terrace") for a capitalized cost of approximately $25.7 million, consisting of 291,551 net Operating Partnership Units valued at $9.1 million, assumed debt of $13.7 million, a fair value adjustment to debt of $0.2 million, initial capital improvement costs of $1.2 million, and $1.5 million of cash.

Development

   As of March 31, 1999, the Company had the following properties under construction:

                         Number     Units       Initial   Estimated      Estimated      Estimated
                        of Units  Delivered    Delivery   Completion   Stabilization       Cost
                        --------  ---------    --------   ----------   -------------    ---------
                                                                                      (in millions)
Springfield Station       631        400    May, '98      Q3, 1999       Q4, 1999         $ 62
(Northern Virginia)
Courthouse Place          564        278    December, '98 Q3, 1999       Q4, 2000           69
(Rosslyn/Ballston)
One Superior Place        809        N/A    Q3, 1999      Q2, 2000       Q4, 2000          115
(Chicago)
Park Connecticut          142        N/A    Q1, 2000      Q2, 2000       Q3, 2000           27
(Washington, D.C.)      -----        ---                                                  ----
                        2,146        678                                                  $273
                        =====        ===                                                  ====

   In February 1999, the Company acquired for $8.6 million a parcel of land for development in Chicago, Illinois.

Commitments

   As of March 31, 1999, the Company had executed contracts to purchase multifamily properties under construction as follows:


                               Number     Units      Estimated    Purchase        Estimated
                              of Units  Delivered    Completion     Date        Purchase Price
                              --------  ---------    ----------   --------      --------------
                                                                                 (in millions)
 New River Village               240      N/A         Q2, 2000     Q4, 2000          $ 33
  (Ft. Lauderdale, FL.)
 Wilson Boulevard                220      N/A         Q3, 2000     Q4, 2000            28
  (Rosslyn/Ballston)
 Ballston Place                  383      N/A         Q4, 2000     Q2, 2001            50
  (Rosslyn/Ballston)
 Reston Landing                  400      N/A         Q4, 1999     Q3, 2000            44
  (Reston, VA.)                -----                                                 ----
                               1,243                                                 $155
                               =====                                                 ====

   These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At March 31, 1999, the Company had posted three letters-of-credit totaling $7.7 million in accordance with three of the contracts each to be drawn only in the event the Company defaults on its contractual obligation to purchase the completed asset.

Joint Ventures

   In March 1999, the Company and J.P. Morgan formed a joint venture which acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia for approximately $37 million. The joint venture plans to invest an additional $2.0 million in initial capital improvements and has placed debt of $19.0 million on the property. The debt carries an interest rate of 6.48% and matures in February 2006. Ownership interests in the joint venture are held 75% by J.P. Morgan and 25% by the Company. The Company's initial equity contribution totaled $4.4 million consisting of 21,903 Operating Partnership units valued at $0.7 million and cash of $3.7 million.

   In May 1999, the Company formed two additional joint ventures with J.P. Morgan. The first venture ("University Center JV") will develop a new 630-unit multifamily property in Loudoun County, Virginia at the western end of the Dulles Technology corridor. Ownership interests are held 60% by J.P. Morgan and 40% by the Company. The joint venture intends to place debt financing for 50% of the project's estimated $60 million development cost. Construction is expected to commence during the third quarter of 1999 with final completion in 2001. The Company's initial equity contribution consisted of land acquired in 1998 for $5.4 million less cash received of $3.0 million. A Company affiliate will provide development, property management and marketing services to the venture for a market rate fee. The affiliate will provide a construction completion guarantee to the venture.

   The second venture ("Springfield Station JV") was formed to own and operate the Company's recently developed 631-unit Springfield Station property. The Company sold a 52% interest in Springfield Station JV to J.P. Morgan and received proceeds of approximately $50 million from the transaction. The joint venture placed $37 million in debt financing on the property at 6.85% fixed interest which matures on June 1, 2001. The Company provided a construction completion guarantee on the project as well as a payment guarantee of $14.1 million of the debt. The construction completion guarantee expires on October 1, 1999. The debt guarantee will expire on or before the achievement of 92% occupancy for 45 consecutive days. The Company will defer recognition of a $5.2 million gain on the sale until the guarantees have expired.

Debt

   In February 1999, the Company repaid the $7.4 million mortgage on Buchanan House through a draw on its line of credit and paid a prepayment penalty of $0.9 million.

   In March 1999, the Company obtained a $38.0 million mortgage on Buchanan House with an effective fixed interest rate of 6.67%. The loan is interest only through March 2009, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due February 1, 2011.

   In March 1999, the Company repaid the mortgage on Terrace and obtained a new, interest-only mortgage of $15.6 million at an effective rate of 6.64% with principal due April 1, 2007. The Company paid a prepayment penalty of $0.2 million.

  As of March 31, 1999, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 6.86%, as follows:

                                    Dollars in          % of
                                     Thousands          Total
                                    -----------      -----------
Fixed rate debt:

     Mortgages                      $681,796             76.9%
Variable rate debt:
    $100M line of credit              52,000              5.9%
    $185M line of credit              71,000              8.0%
    Construction Loans                82,190              9.2%
                                    --------            -----
                                    $886,986            100.0%
                                    ========            =====

   As of March 31, 1999, the Company had $216.1 million of unused borrowing capacity on lines of credit and construction loans. Amounts outstanding under lines of credit averaged $112.3 million for the three months ended March 31, 1999 compared to $110.7 million for the three months ended March 31, 1998.

   As of March 31, 1999, the Company's Debt to Total Market Capitalization Ratio was 43.8% (based on 3.2 million convertible preferred units and 32.1 million common units outstanding at a common stock price of $30.813 and $50 million of perpetual preferred units) versus 40.3% as of December 31, 1998 and 34.7% as of March 31, 1998.

   The Company's Interest Coverage Ratio for the three months ended March 31, 1999 was 3.24 to 1 compared to 3.01 for the comparable prior year period.

Capital Expenditures

    For the three months ended March 31, 1999, total capital improvements were $3.6 million, of which $3.1 million were for the core portfolio ($186 per unit). Approximately 42% of the capital expenditures on the core portfolio in 1999 are considered by management to generate net operating income ("NOI") by increasing revenue or decreasing expenses ("NOI generating"). The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate NOI ("non-NOI generating"). A summary of core capital expenditures follows:

                                    Total $             Average $
                                     Spent                 Per
    Expenditure Type             (In Thousands)         Core Unit
    ----------------             --------------       --------------
Installations                       $  345                 $ 20
Water saving devices                    90                    5
Renovations                            429                   25
Redevelopment                          349                   21
Other                                   94                    6
                                    ------                 ----
Total NOI generating
     improvements                    1,307                   77

Non-NOI generating
     improvements                    1,837                  109
                                    ------                 ----
Total capital
 expenditures - core
 portfolio                          $3,144                 $186
                                    ======                 ====

Year 2000

   In 1997, the Company began a comprehensive review of its year 2000 compliance issues utilizing an overlapping, three-phased approach. Phase I involves assessments of building infrastructure and internal computer systems including both hardware and software to identify possible compliance failures. Phase II involves vendor compliance and actual testing of hardware and software applications including significant electronic interfaces. Phase III involves identifying remaining company-wide risks and development of contingency plans. The Company expects to complete Phases I and II of its Year 2000 review in mid-1999. Phase III is expected to run from March 1999 through December 1999.
Based on the review plan as well as the expected success of remediation efforts currently underway, management believes the Company has no material risks related to the ability of its hardware and software to recognize the year 2000 and beyond as valid dates.

   The Company's primary financial and operational software programs were purchased from outside vendors who have already resolved year 2000 issues. The Company has received letters from these vendors indicating that their software is Year 2000 compliant. The Company replaced one computer system which was not year 2000 compliant at an estimated cost of approximately $1.6 million. The new system will be depreciated over its estimated useful life of five years.

   As part of Phase II, the Company has taken steps to identify and contact key vendors whose inability to provide service in the year 2000 could have a material adverse effect on the Company's business operations. With the exception of utility services, the Company believes that there are no other critical suppliers whose inability to provide service would materially affect business operations. This is due primarily to the physical nature of the Company's product as well as the availability of multiple suppliers of property services. The Company does not have a contingency plan to address the possibility that utility services may not be available, however, management believes that this is a very unlikely scenario. Readers are cautioned that these conclusions involve numerous subjective assumptions and there can be no assurances that management has adequately identified or addressed all possible contingencies. Phase III was initiated in March 1999.

   Excluding the replacement system, the Company's Year 2000 compliance efforts have been primarily conducted with internal staff. Accordingly, the costs have been immaterial and are expensed as incurred.

                                    PART II


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         On January 15, 1999, the Registrant issued 429,662 Operating Partnership Units valued at $13.4 million for the purpose of acquiring all or a part of an ownership interest in two real estate properties during the first quarter of 1999. These Units are redeemable for cash or shares of the Company's Common Stock after one year.

         On March 3, 1999, the Registrant issued 32,258 Operating Partnership Units valued at $1.0 million for the purpose of acquiring the land underlying one of its properties and a net profits interest of another party in a second property. These Units are redeemable for cash or shares of the Company's Common Stock after one year.

         On March 23, 1999, the Registrant issued 21,903 Operating Partnership units valued at $0.7 million for the purpose of acquiring an interest in a joint venture with J.P. Morgan Strategic Property Fund. These Units are redeemable for cash or shares of the Company's Common Stock after one year.

           The recipients of the above were the owners of property or partners of partnerships owning such property, who swapped their ownership interest for Units, cash, the assumption of debt, or some combination thereof or entities which used the Units to purchase a property in a similar manner. These Units were offered on a private placement basis, and the offerings were completed without an underwriter or the payment of sales commissions or discounts. The Registrant believes that such offerings and sales were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D promulgated thereunder, the conclusion of the Registrant, after diligent investigation, that fewer than 35 offerees were not either "accredited investors" as defined in Rule 501 or within the other requirements of Registration D, the delivery to each prospective Unitholder of appropriate written materials, and the execution by each person receiving Units of a qualifying subscription agreement.

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


                         CHARLES E. SMITH RESIDENTIAL REALTY, L.P.
                         By:  Charles E. Smith Residential Realty, Inc.,
                         Its  General Partner
May 17, 1999             By:  /s/ W. D. Minami
                              ----------------------------------------------
                              W. D. Minami
                              Senior Vice President and Chief Financial Officer
                              of Charles E. Smith Residential Realty, Inc.
                              (on behalf of the Registrant and as Principal
                              Financial Officer)

                         By:  /s/ Steven E. Gulley
                              ---------------------------------------------
                              Steven E. Gulley
                              Vice President and Chief Accounting Officer
                              of Charles E. Smith Residential Realty, Inc.