Form 10-Q
period 1999-06-30
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 1999-08-16
CIK 906785

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             --------------------
                                   FORM 10-Q

           X          Quarterly Report Pursuant to Section 13 or 15(d)
          ----
                           of the Securities Exchange Act of 1934
                            For the quarter ended June 30, 1999

                                      or

                     Transition Report Pursuant to Section 13 or 15(d)
          ____
                         of the Securities Exchange Act of 1934
                              For the period from        to

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                              ----

   As of July 30, 1999, there were 32,717,065 Common Units of Limited Partnership of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                   FORM 10-Q
                                     INDEX

                                                                Pages
                                                                -----
PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements

          Charles E. Smith Residential Realty L.P. Financial
          Statements as of June 30, 1999 and December 31, 1998,
          Filed as a Part of This Report

          Consolidated Balance Sheets                               3

          Consolidated Statements of Operations                     4

          Consolidated Statements of Partner's Equity
          and Other Limited Partners' Interest                      5

          Condensed Consolidated Statements of Cash Flows           6

          Notes to Consolidated Financial Statements                7

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            15


PART II:  OTHER INFORMATION                                        29


SIGNATURES                                                         31

                        PART I. - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                          June 30, 1999        December 31, 1998
                                                                                     -----------------------   -------------------
                                                                                          (Unaudited)
            ASSETS
Rental property, net                                                                 $             1,015,265   $           926,749
Rental property under construction                                                                   169,647               167,214
Cash                                                                                                   5,005                     -
Escrow funds                                                                                           6,979                23,819
Investment in and advances to Property Service Businesses                                             34,061                28,633
Investment in joint ventures                                                                          18,799                     -
Deferred charges, net                                                                                 17,742                18,081
Security deposits                                                                                      2,162                 2,408
Other assets                                                                                          15,254                18,495
                                                                                     -----------------------   -------------------
                                                                                     $             1,284,914   $         1,185,399
                                                                                     =======================   ===================

            LIABILITIES AND EQUITY

Liabilities
     Mortgage loans and notes payable:
            Mortgage loans                                                           $               710,503   $           622,386
            Construction loans                                                                       101,003                63,193
            Lines of credit                                                                           52,000               105,000
                                                                                     -----------------------   -------------------
                            Total mortgage loans and notes payable                                   863,506               790,579
     Accounts payable and accrued expenses                                                            25,797                22,830
     Deferred gain                                                                                     5,091                     -
     Security deposits                                                                                 2,162                 2,408
                                                                                     -----------------------   -------------------
            Total liabilities                                                                        896,556               815,817
                                                                                     -----------------------   -------------------

Commitments and contingencies

Other Limited Partners' Interest
     13,125,121 and 13,268,740 common units issued and outstanding at June
     30,1999 and December 31, 1998, respectively,
     at redemption value                                                                             445,440               426,258
                                                                                     -----------------------   -------------------

Partner's Equity
     General Partner's General and Limited Partnership Interest
            Preferred units - Series A Cumulative Convertible
                            Redeemable Preferred Units, 2,640,325 units issued and
                            outstanding at June 30, 1999 and December 31, 1998                        71,500                71,500
            Preferred units - Series B Cumulative Convertible
                            Redeemable Preferred Units, 714,628 units issued and

                            outstanding at December 31, 1998                                               -                20,367
            Preferred units - Series C Cumulative Redeemable Preferred
                            Units, 500 units issued and outstanding                                   50,000                50,000
            Common units - 19,571,644 and 18,212,600 units issued
                            and outstanding at June 30, 1999 and December 31, 1998,
                            respectively                                                            (178,582)             (198,543)
                                                                                     -----------------------   -------------------
                              Total partner's equity                                                 (57,082)              (56,676)
                                                                                     -----------------------   -------------------

                                                                                     $             1,284,914   $         1,185,399
                                                                                     =======================   ===================

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Unit Data)
                                  (Unaudited)

                                                             For the Three Months                     For the Six Months
                                                                 Ended June 30,                          Ended June 30,
                                                       ------------------------------         ------------------------------------
                                                           1999             1998                   1999                1998
                                                       -------------    -------------         ---------------    -----------------
Rental Properties:
     Revenues                                          $      70,522    $      61,721         $       139,555    $         117,371

     Expenses
         Operating costs                                     (21,276)         (20,504)                (43,430)             (39,125)
         Real estate taxes                                    (5,324)          (4,584)                (10,728)              (8,241)
         Depreciation and amortization                        (7,713)          (7,088)                (15,941)             (13,475)
                                                       -------------    -------------         ---------------    -----------------
            Total expenses                                   (34,313)         (32,176)                (70,099)             (60,841)

Equity in income of joint ventures                               125                -                     151                    -

Equity in income of Property Service Businesses                1,126            2,227                   1,128                2,891

Corporate general and administrative expenses                 (2,420)          (2,203)                 (4,629)              (4,228)
Interest income                                                  142              306                     276                  467
Interest expense                                             (13,471)         (11,601)                (26,619)             (22,489)
                                                       -------------    -------------         ---------------    -----------------

Income before gain on sale and extraordinary item             21,711           18,274                  39,763               33,171

(Loss) Gain on sale of property                                   (7)               -                   1,851                3,120
                                                       -------------    -------------         ---------------    -----------------

Income before extraordinary item                              21,704           18,274                  41,614               36,291

Extraordinary item - loss on extinguishment of debt                -                -                    (359)              (4,702)
                                                       -------------    -------------         ---------------    -----------------

Net income                                                    21,704           18,274                  41,255               31,589

Less:    Income attributable to preferred units               (2,401)          (3,580)                 (4,755)              (5,070)
                                                       -------------    -------------         ---------------    -----------------

Net income attributable to common units                $      19,303    $      14,694         $        36,500    $          26,519
                                                       =============    =============         ===============    =================


Earnings per common unit - basic

     Income before extraordinary item                  $        0.60    $        0.50         $          1.15    $            1.06
     Extraordinary item                                            -                -                   (0.01)               (0.16)
                                                       -------------    -------------         ---------------    -----------------

     Net income                                        $        0.60    $        0.50         $          1.14    $            0.90
                                                       =============    =============         ===============    =================

Earnings per common unit - diluted

     Income before extraordinary item                  $        0.59    $        0.50         $          1.14    $            1.06
     Extraordinary item                                            -                -                   (0.01)               (0.16)
                                                       -------------    -------------         ---------------    -----------------

     Net income                                        $        0.59    $        0.50         $          1.13    $            0.90
                                                       =============    =============         ===============    =================

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY AND OTHER LIMITED PARTNERS' INTEREST
                            (Dollars in Thousands)


                                                                                  General Partner's General and
                                                                                         Limited Interest
                                                                      ------------------------------------------------------

                                                                        Series A       Series B      Series C
                                                                       Preferred      Preferred     Preferred      Common
                                                                         Units         Units          Units          Units
                                                                      -----------    -----------   -----------    -----------
Balance, December 31, 1997                                            $    45,000    $    34,675   $         -    $  (344,044)

  Units exchanged for acquisitions                                              -              -             -              -
  Adjustment for unit grants                                                    -              -             -              -
  Net income                                                                    -              -             -         41,129
  Contribution by Charles E. Smith Residential Realty, Inc.                26,500              -        50,000         45,454
  Conversion of Preferred units to Common units                                 -        (14,308)            -         14,308
  Offering costs                                                                -              -             -         (1,874)
  Repurchase and cancellation of Operating Partnership units                    -              -             -              -
  Distributions                                                                 -              -             -        (44,498)
  Other                                                                         -              -             -            121
  Adjustment to reflect Other Limited Partners' interest
      at redemption value                                                       -              -             -         90,861
                                                                      -----------    -----------   -----------     ----------

Balance, December 31, 1998                                                 71,500         20,367         50,000      (198,543)

   Units exchanged for acquisitions                                             -              -              -             -
   Adjustment for unit grants                                                   -              -              -             -
   Net income                                                                   -              -              -        25,718
   Conversion of Preferred units to Common units                                -        (20,367)             -        20,367
   Distributions                                                                -              -              -       (25,477)
   Other                                                                        -              -              -           864
   Adjustment to reflect Other Limited Partners' interest
      at redemption value                                                       -              -              -        (1,511)
                                                                      -----------    -----------   ------------   -----------
Balance, June 30, 1999 (unaudited)                                    $    71,500    $         -   $     50,000   $  (178,582)
                                                                      ===========    ===========   ============   ===========


Units issued and outstanding at June 30, 1999                            2,640,325             -            500    19,571,644
                                                                      ============   ===========   ============   ===========

Units issued and outstanding at December 31, 1998                        2,640,325       714,628            500    18,212,600
                                                                      ============   ============  ============   ===========

                                                                             Other
                                                                        Limited Partner's
                                                                            Interest
                                                                      --------------------

                                                                            Common
                                                                             Units
                                                                      ---------------------
Balance, December 31, 1997                                            $             502,719

  Units exchanged for acquisitions                                                   11,820
  Adjustment for unit grants                                                            521
  Net income                                                                         28,741
  Contribution by Charles E. Smith Residential Realty, Inc.                               -
  Conversion of Preferred units to Common units                                           -
  Offering costs                                                                          -
  Repurchase and cancellation of Operating Partnership units                           (594)
  Distributions                                                                     (28,966)
  Other                                                                               2,878
  Adjustment to reflect Other Limited Partners' interest
      at redemption value                                                           (90,861)
                                                                      ---------------------

Balance, December 31, 1998                                                          426,258

   Units exchanged for acquisitions                                                  15,084
   Adjustment for unit grants                                                           292
   Net income                                                                        15,537
   Conversion of Preferred units to Common units                                          -
   Distributions                                                                    (14,075)
   Other                                                                                833
   Adjustment to reflect Other Limited Partners' interest
      at redemption value                                                             1,511
                                                                      ---------------------
Balance, June 30, 1999 (unaudited)                                    $             445,440
                                                                      =====================


Units issued and outstanding at June 30, 1999                                    13,125,121
                                                                      =====================

Units issued and outstanding at December 31, 1998                                13,268,740
                                                                       ====================

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                                            For the Six Months
                                                                                              Ended June 30,
                                                                                   ----------------------------------

                                                                                        1999                 1998
                                                                                   --------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                              $       58,867        $     64,990

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                                     (120,789)           (157,229)
     Additions to rental property                                                          (8,368)             (8,848)
     Sales of rental property                                                              75,666                   -
     Increase in investment in and advances to Property Service Businesses                 (5,428)            (17,784)
     Increase in investment in joint ventures                                              (3,857)                  -
     Acquisition deposits and other                                                         2,076              (2,002)
                                                                                   --------------        ------------
            Net cash used by investing activities                                         (60,700)           (185,863)
                                                                                   --------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in deferred charges                                                             296                   -
     Net proceeds from sale of preferred stock                                                  -              75,039
     Mortgage loans, net                                                                   60,626             (46,995)
     Lines of credit, net                                                                 (53,000)            116,500
     Construction loans, net                                                               37,810              13,272
     Prepayment penalties                                                                  (1,038)             (3,025)
     Distributions                                                                        (39,552)            (34,761)
     Other, net                                                                             1,696                 843
                                                                                   --------------        ------------
            Net cash provided by financing activities                                       6,838             120,873
                                                                                   --------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   5,005                   -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  -                   -
                                                                                   --------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $        5,005        $          -
                                                                                   ==============        ============



SUPPLEMENTAL INFORMATION:
     Capitalized interest                                                          $        4,175         $     2,638
     Purchase of property in exchange for Operating Partnership units                      14,406               8,820
     Purchase of property in exchange for assumption of debt                               28,169                   -
     Proceeds from sale of rental property held in 1031 escrow                             17,712                   -
     Purchase of property with 1031 escrow proceeds                                        17,712                   -
     Purchase of joint venture interest in exchange for
     Operating Partnership units                                                              679                   -

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.     BASIS OF PRESENTATION

       The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. (As used herein, the term "Company" may be used to mean Charles E. Smith Residential Realty L.P., Charles E. Smith Residential Realty, Inc., or both, unless the context indicates otherwise.) All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of June 30, 1999 and the results of operations for the interim periods ended June 30, 1999 and 1998. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

       The Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of June 30, 1999, the Operating Partnership owned 50 operating multifamily properties totaling 19,852 apartment units, had interests in two operating multifamily properties totaling 961 apartment units, and owned two retail shopping centers aggregating 436,000 square feet. The Operating Partnership also had approximately 2,800 units under construction at seven additional sites. The Operating Partnership also owns substantially all of the economic interest in entities that provide multifamily and retail property management and leasing, furnished corporate apartments, interior construction and construction management services, and engineering and technical services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

       Certain prior year amounts have been reclassified to conform with the current year presentation.

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

       In March 1999, the Company acquired the land beneath its Crystal Square property and the 5.1% net profit interest in its Crystal Plaza property. The purchase price of $10.0 million consisted of 32,258 Operating Partnership Units valued at $1.0 million and the assumption of debt, which was repaid with $9.0 million cash drawn upon the line of credit. This transaction was completed concurrently with the purchase by Charles E. Smith Commercial Realty L.P. ("CESCR") of commercial land and partnership interests. The transaction was reviewed and approved by the Company's independent Directors.

       During the second quarter of 1999, the Company paid $0.6 million in settlement of its $1.8 million contingent purchase obligations related to the 1998 acquisition of the furnished corporate apartment business in Chicago.


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

       During the second quarter, the Company closed on a $269.5 million standby credit facility with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was made during 1998 for $140 million at 6.75% for fifteen years. A second draw was made in May 1999 for $29.5 million at 6.845% for eight years. Terms and rates of subsequent draws on this facility will be determined at the time of use.


4.     PARTNER'S EQUITY

       In March 1999, 125,367 units of Series B Cumulative Convertible Redeemable Preferred Units ("Series B Preferred Units") were converted to common units on a one-for-one basis.

       In May 1999, the remaining 589,261 units of Series B Preferred Units were converted to common units on a one-for-one basis.


5.     PER SHARE DATA

       Earnings per common unit of the Company for the three and six months ended June 30, 1999 and 1998 is computed based on weighted average common units outstanding during the period as follows (in millions):

                                                                 Three months ended June 30,
                                                  ------------------------------------------------------
                                                            1999                             1998
                                                  ------------------------------------------------------
                                                  Basic           Diluted       Basic            Diluted
                                                  -----           -------       -----            -------
   Weighted Average Common Operating
     Partnership Units                             32.4              32.7        29.5               29.6



                                                                 Six months ended June 30,
                                                  ------------------------------------------------------
                                                            1999                             1998
                                                  ------------------------------------------------------
                                                  Basic           Diluted       Basic            Diluted
                                                  -----           -------       -----            -------
   Weighted Average Common Operating
     Partnership Units                             32.1              32.3        29.4               29.6



       Options to purchase 0.8 million shares of common stock, the proceeds of which would be contributed by the Company to the Operating Partnership for common units, were not included in the computation of diluted earnings per unit because the options' exercise price was higher than the average price of the common units. All convertible preferred units were also excluded from the calculation of diluted earnings per unit since the preferred dividends paid per unit exceeded basic earnings per unit.

       A reconciliation of income (before extraordinary item) and units used to calculate basic and diluted earnings per unit for the three and six months ended June 30, 1999 follows (dilutive securities had no effect on earnings for the three and six months ended June 30, 1998):

                                                               Three Months Ended June 30, 1999
                                                     ----------------------------------------------------
                                                                              Weighted          Per Unit
                                                         Income            Average Units          Amount
                                                     -------------         --------------         -------
                                                     (In Thousands)        (In Thousands)
       Income Before Extraordinary Item              $    21,704
       Income Attributable to Preferred Units             (2,401)
                                                     -----------
       Earnings Per Unit - Basic
          Income Attributable to Common
          Unitholders Before Extraordinary Item      $    19,303                32,378           $    0.60
       Effect of Dilutive Securities
          Options                                              -                   254               (0.01)
                                                     -----------           -----------           ---------

       Earnings per unit - Diluted                  $    19,303                32,632           $    0.59
                                                     ===========           ===========           =========

                                                                Six Months Ended June 30, 1999
                                                     ----------------------------------------------------
                                                                              Weighted          Per Unit
                                                         Income            Average Units          Amount
                                                     -------------         --------------         -------
                                                     (In Thousands)        (In Thousands)
       Income Before Extraordinary Item              $    41,614
       Income Attributable to Preferred Units             (4,755)
                                                     -----------
       Earnings Per Unit - Basic
          Income Attributable to Common
          Unitholders Before Extraordinary Item      $    36,859                32,139           $    1.15
       Effect of Dilutive Securities
          Options                                              -                   179               (0.01)
                                                     -----------           -----------           ---------

       Earnings per unit - Diluted                   $    36,859                32,318           $    1.14
                                                     ===========           ===========           =========


6.     SEGMENT REPORTING

Property Segments

       The Company's primary business is the ownership and operation of multifamily residential real estate. As such, the residential rental properties have been divided into three primary operating segments - the Core, the Acquisition, and the Development portfolios. The Core Portfolio consists of all multifamily properties which have been owned for longer than one full calendar year. Therefore, the 1999 Core represents properties owned as of December 31, 1997. The Acquisition Portfolio consists of purchased properties which have not yet been owned for one full calendar year. The Development Portfolio consists of properties which the Company has constructed or is in the process of constructing which have not yet had stabilized operating results for a full calendar year. On the first of January each year, Acquisition and Development properties that have been stabilized or held by the Company for one full calendar year are transferred to the Core Portfolio.

       The Company's fourth property segment is the Retail Portfolio which consists of two freestanding retail properties.

       The Company evaluates performance for the Property Segments based on Net Operating Income ("NOI") calculated as the difference between Rental Revenue and Operating Expenses (which excludes interest expense, general and administrative costs and depreciation.)

Property Service Business Segment

       The Company also separately evaluates the financial information of its equity investment in the Property Service Businesses. These businesses provide professional services such as property management, furnished corporate apartment rentals, engineering and technical consulting, and construction management to both Company-owned properties and properties owned by third parties. Previously, the Company reported the Property Service Businesses as three separate operating segments. However, given the similarities in the nature of services, customers and distribution methods as well as the overall profit contribution, the Company considers the Property Service Businesses to be one segment. The Company evaluates performance for the Property Service Business segment based on Funds from Operations ("FFO"), which is defined using the revised definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sale of property, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back.

       The accounting policies for all segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K.

       Information concerning operations by segment for the three and six months ended June 30, 1999 and 1998 was as follows (in thousands):

Property Segments

                                                        Three months Ended                     Six months ended
                                                                June 30,                          June 30,
                                                    --------------------------          ----------------------------
                                                        1999           1998                1999            1998
                                                    ----------       ---------          -----------      -----------
Net Operating Income
--------------------
     Core Portfolio                                 $   34,900       $  31,629          $    67,803      $    61,915
     Acquisition Portfolio                               6,233           3,636               12,407            5,179
     Development Portfolio                               1,025            (193)               1,711             (317)
     Retail Portfolio                                    1,764           1,561                3,476            3,228
                                                    ----------       ---------          -----------      -----------

           Consolidated Total                           43,922          36,633               85,397           70,005

     Depreciation and Amortization                      (7,713)         (7,088)             (15,941)         (13,475)
     Equity in Income of Property Service
        Businesses and Joint Ventures                    1,251           2,227                1,279            2,891
     Corporate General and Administrative Expenses      (2,420)         (2,203)              (4,629)          (4,228)
     Net interest expense                              (13,329)        (11,295)             (26,343)         (22,022)
                                                    ----------       ---------          -----------      -----------

           Income before Gain on Sale and
           Extraordinary Item                       $   21,711       $  18,274          $    39,763      $    33,171
                                                    ==========       =========          ===========      ===========


Revenues
--------
     Core Portfolio                                 $   54,706       $  51,743          $   108,280      $   101,603
     Acquisition Portfolio                              11,469           7,492               22,807           10,818
     Development Portfolio                               1,805              86                3,372               87
     Retail Portfolio                                    2,542           2,400                5,096            4,863
                                                    ----------       ---------          -----------      -----------

           Consolidated Total                       $   70,522       $  61,721          $   139,555      $   117,371
                                                    ==========       =========          ===========      ===========

Real Estate Assets, gross
-------------------------
     Core Portfolio                                                                     $   897,853      $   906,582
     Acquisition Portfolio                                                                  298,861          127,211
     Development Portfolio                                                                  169,671           96,484
     Retail Portfolio                                                                        60,083           59,933
                                                                                        -----------      -----------
           Sub-total                                                                      1,426,468        1,190,210
     Accumulated Depreciation                                                              (241,556)        (221,213)
                                                                                        -----------      -----------

           Consolidated Total, Net                                                      $ 1,184,912      $   968,997
                                                                                        ===========      ===========


Property Service Business Segment

                                                        Three months Ended                     Six months ended
                                                              June 30,                            June 30,
                                                    --------------------------          ----------------------------
                                                       1999             1998               1999            1998
                                                    ----------       ---------          -----------      -----------

     Funds from Operations                           $   1,234       $   2,227          $     1,343      $     2,891

     Revenues                                           31,301          24,555               58,695           43,907

     Depreciation                                          525             126                  960              494

7.     JOINT VENTURES

       In March 1999, the Company and J.P. Morgan Strategic Property Fund ("J.P.Morgan") formed a joint venture which acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia for approximately $37 million. The joint venture plans to invest an additional $2.0 million in initial capital improvements and has placed debt of $19.0 million on the property. The debt carries an interest rate of 6.48% and matures in February 2006. Ownership interests in the joint venture are held 75% by J.P. Morgan and 25% by the Company. The Company's initial equity contribution totaled $4.4 million consisting of 21,903 Operating Partnership units valued at $0.7 million and cash of $3.7 million. The transaction was reviewed and approved by the Company's independent Directors since Messrs. Smith and Kogod held a general partnership interest in the selling entity.

       In May 1999, the Company and J.P. Morgan formed a joint venture ("Springfield Station JV") to own and operate the Company's recently developed 631-unit Springfield Station property. The Company sold a 52% interest in Springfield Station JV to J.P. Morgan and received proceeds of approximately $50 million from the transaction. The joint venture placed $37 million in debt financing on the property at 6.85% fixed interest which matures on June 1, 2001. The Company provided a construction completion guarantee on the project as well as a payment guarantee of $14.1 million of the debt. The construction completion guarantee expires on October 1, 1999. The debt guarantee will expire on or before the achievement of 92% occupancy for 45 consecutive days. The Company will defer recognition of a $5.1 million gain on the sale until the guarantees have expired.

       In May 1999, the Company and J.P. Morgan also formed a development joint venture ("University Center JV") to develop a new 630-unit multifamily property in Loudoun County, Virginia at the western end of the Dulles Technology corridor. Ownership interests are held 60% by J.P. Morgan and 40% by the Company. The joint venture intends to place debt financing for 50% of the project's estimated $60 million development cost. Construction commenced during the third quarter of 1999 with final completion expected in 2001. The Company's initial equity contribution consisted of land acquired in 1998 for $5.4 million, less cash received of $3.0 million. A Company affiliate will provide development, property management and marketing services to the venture for a market rate fee. This affiliate will provide a construction completion guarantee to the venture.


8.     RELATED PARTY TRANSACTIONS

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

9.  SUBSEQUENT EVENTS

       In July 1999, the Company acquired a 720-unit apartment property located in Palatine, Illinois ("Countryside"). The total capitalized cost of $44.8 million consists of 178,190 units of the Operating Partnership ("Units") valued at approximately $6.0 million, new mortgage debt of $28.0 million, initial capital improvement costs of $1.2 million, and cash of $9.6 million. The mortgage debt obtained by the Company is a 7-year interest-only note with an interest rate of 7.23%.

       In July 1999, the Company also acquired a 1,158-unit apartment property located in Glendale Heights, Illinois ("Somerset"). The total capitalized cost of $57.6 million consists of 408,969 Units valued at approximately $13.9 million, assumed mortgage debt of $32.7 million, initial capital improvement costs of $1.2 million, a fair value adjustment to debt of $0.5 million, and cash of $9.3 million. The assumed debt matures in 2007, and has an effective rate of 8.31%.

       In July 1999, the Company acquired a 269-unit apartment property located in Washington, D.C. ("The Consulate"). The total capitalized cost of $32.7 million consists of assumed debt of $12.8 million, initial capital improvement costs of $0.5 million, and $19.4 million of cash. The assumed debt matures in 2001 and has a rate of 7.375%.

       In July 1999, the Company acquired the land beneath its Orleans Village property. The purchase price of $0.4 million consisted of 7,797 Operating Partnership Units valued at $0.2 million and cash of $0.2 million.

       On July 2, 1999, the Company entered into an agreement with Security Capital Preferred Growth, Inc. ("Security Capital") to sell 684,931 shares of Series E Cumulative Convertible Redeemable Preferred Shares ("Series E Preferred Shares") $0.01 par value, at $36.50 per share for a total of $25.0 million. The Series E Preferred Shares were issued on July 13, 1999. The Company contributed the proceeds to the Operating Partnership in exchange for 684,931 Series E Cumulative Convertible Redeemable Preferred Units. The Company also entered into agreements with Security Capital to sell 666,667 shares of Series F Cumulative Convertible Redeemable Preferred Shares ("Series F Preferred Shares"), $0.01 par value, at $37.50 and 641,026 shares of Series G Cumulative Convertible Redeemable Preferred Shares ("Series G Preferred Shares"), $0.01 par value, at $39.00. The dividend yield to be paid on these preferred shares will be 7.75% in year one, 8.25% in year two and 8.5% in year three and thereafter, with a minimum equivalent to the dividend rate paid on the Company's common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and six months ended June 30, 1999 and 1998 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. (As used herein, the term "Company" may be used to mean Charles E. Smith Residential Realty L.P., Charles E. Smith Residential Realty, Inc., or both, unless the context indicates otherwise.)


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

Rental Revenue

       Average revenue per apartment unit for the Company's core multifamily properties increased approximately 5.7% in the second quarter of 1999 as compared with 1998.

       A schedule of portfolio statistics follows:

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
-------------------------------------------------------------------------------
                       Residential Portfolio Statistics
                   For the Three Months Ended June 30, 1999

                                                                             Gross     Average
                                                                Average     Operating   Revenue    %Change    Economic   %Change
                                          Property  Apartment   Sq. Ft.      Income     Per Unit    from     Occupancy     From
Property Type/Property Name               Type        Units     Per Unit      Q2-99      Q2-99      Q2-98      Q2-99      Q2-98
---------------------------               ----        -----     --------      -----      -----    --------   ---------   -------
                                                                            (in 000's)
CORE RESIDENTIAL PORTFOLIO

NW Washington, D.C.
     1841 Columbia Road                   High-rise         115        634  $     349    $  1,011      7.3%      99.4%      -.4%
     2501 Porter Street                   High-rise         202        760        996       1,644      9.4%      99.7%       .5%
     Albemarle                            High-rise         235      1,097        907       1,287      7.5%      98.2%      1.3%
     Calvert-Woodley                      High-rise         136      1,001        509       1,247      8.3%      99.1%      -.5%
     Cleveland House                      High-rise         216        894        779       1,202      6.4%      97.5%     -2.1%
     Connecticut Heights                  High-rise         519        536      1,500         963      8.8%      98.3%      2.7%
     Corcoran House                       High-rise         138        464        356         859      3.5%      99.7%       .5%
     Statesman                            High-rise         281        593        745         884     12.8%     102.3%      4.2%
     Van Ness South                       High-rise         625        956      2,201       1,174      7.4%      99.1%       .8%
     The Kenmore                          High-rise         376        725        914         810      7.1%      98.1%       .0%
                                                         ------        ---  ---------    --------     ----      -----
                                                          2,843        771  $   9,256    $  1,086      8.1%      99.0%

Northern Virginia
     Crystal City
     ------------
     The Bennington                       High-rise         348        804      1,177       1,122      4.3%      97.0%       .4%
     Crystal House I                      High-rise         426        917      1,356       1,061      8.4%      97.2%      1.5%
     Crystal House II                     High-rise         402        938      1,235       1,024      6.1%      97.5%      2.2%
     Crystal Square                       High-rise         378      1,121      1,373       1,210      3.9%      98.4%      -.1%
     Crystal Place                        High-rise         180        894        731       1,353      3.5%      96.1%     -2.2%
     Gateway Place                        High-rise         162        826        856       1,762    -10.6%      91.0%     -8.3%
     Water Park Towers                    High-rise         360        881      1,624       1,504      3.8%      94.4%       .7%
     Crystal Plaza                        High-rise         540      1,129      2,109       1,302      5.0%      99.0%      1.0%
     Crystal Towers                       High-rise         912      1,107      3,300       1,208      8.9%      98.8%      3.0%
                                                          -----      -----  ---------    --------      ---       ----
                                                          3,708        998  $  13,761    $  1,239      5.0%      97.3%

     Rosslyn/Ballston
     ----------------
     Courthouse Plaza                     High-rise         396        772      1,605       1,351      4.2%      96.4%     -1.2%
     Lincoln Towers                       High-rise         714        879      2,904       1,356      1.1%      93.7%     -3.6%
                                                          -----      -----  ---------    --------      ---       ----
                                                          1,110        841  $   4,509    $  1,358      2.4%       94.6%

     Tysons/Dulles
     -------------
     Charter Oak                          Garden            262      1,097        810       1,030      6.2%      98.2%       .9%
     Oaks of Tysons                       Garden            218        968        726       1,110      7.0%      96.9%      1.5%
     Potomac View                         Garden            192        965        479         831      6.9%      96.6%     -1.2%
     Bedford Village                      Garden            752      1,070      2,221         984      9.4%      97.7%      4.4%
     Patriot Village                      Garden          1,065      1,162      3,015         944      4.7%      96.3%       .3%
     Westerly at Worldgate                Garden            320        921      1,167       1,216      7.2%      98.4%      3.3%
                                                          -----      -----  ---------    --------      ---       ----
                                                          2,809      1,075  $   8,418    $  1,001      6.9%      97.2%


     Other
     -----
     Arlington Overlook                   Mid-rise          711        877      1,768         829      6.9%      94.8%      -.8%
     Berkeley                             Mid-rise          138        891        311         751      2.4%      95.3%     -1.4%
     Boulevard of Old Town                Garden            159        603        424         889    -22.0%      97.8%      -.6%
     Columbia Crossing                    Garden            247        976        881       1,189      4.5%      98.3%      2.4%
     Columbian Stratford                  Mid-rise          227        942        543         798      2.6%      99.0%      -.5%
     Concord Village                      Garden            531      1,025      1,358         852      5.9%      95.6%      1.2%
     Newport Village                      Garden            937      1,115      2,658         946      6.8%      97.5%      1.9%
     Orleans Village                      Garden            851      1,061      2,257         884      8.4%      97.4%      4.0%
     Skyline Towers                       High-rise         940      1,221      2,907       1,031      5.9%      96.3%      1.5%
     Windsor Towers                       Mid-rise          280      1,025        714         849      4.8%      99.1%       .8%
                                                          -----      -----  ---------    --------     ----       ----
                                                          5,021      1,040  $  13,821     $   918      5.1%      96.8%



Boston/Chicago
     2000 Commonwealth                    High-rise         188        878      1,020       1,808     13.2%      97.6%      2.9%
     One East Delaware                    High-rise         306        704      1,807       1,969      7.2%      98.1%       .1%
                                                           ----       ----  ---------    --------     ----       ----
                                                            494        770  $   2,827    $  1,908      9.3%      97.9%

Other
     Car Barn                             Garden            196      1,311        558         949      6.6%      98.9%      4.0%
     Fort Chaplin                         Garden            549        983      1,113         676      2.3%      97.4%      -.4%
     Suburban Tower                       High-rise         172        677        443         857      6.7%      97.6%       .9%
                                                            ---      -----  ---------    --------      ---       ----
                                                            917        996      2,114         768      4.3%      97.8%
                                                         ------        ---  ---------    --------      ----      ----
                                                         16,902        968  $  54,706    $  1.079      5.8%      97.3%
                                                         ------        ---  ---------    --------      ---       ----

                                                                                 Gross     Average
                                                                    Average    Operating   Revenue  % Change    Economic    Change
                                            Property    Apartment   Sq. Ft.     Income     Per Unit   from     Occupancy     From
Property Type/Property Name                   Type        Units     Per Unit     Q2-99      Q2-99     Q2-98      Q2-99      Q2-98
---------------------------                   ----        -----     --------     -----      -----     -----      -----      -----
                                                                               (in 000's)
ACQUISITION PORTFOLIO

     1998
     ----
     Tunlaw Gardens (NW Washington,
       D.C.)                              Garden              167        850          411   $   820     7.3%       96.4%      -.4%
     Tunlaw Park (NW Washington, D.C.)    Mid-rise            120        856          401     1,113     2.3%       95.3%     -1.3%
     Parc Vista (Crystal City, VA.)       High-rise           299        770        1,168     1,302      NA        96.9%       NA
     McClurg Court (Chicago, IL.)         High-rise         1,075        688        4,325     1,341      NA        95.6%       NA
     Cronin's Landing (Boston, MA)        Mid-rise            281      1,129        1,651     1,958      NA        96.0%       NA

     1999
     ----
     Buchanan House (Crystal City, VA.)   High-rise           442      1,173        1,991        NA      NA          NA        NA
     Parkwest (Chicago, IL.)              Garden              139        580          440        NA      NA          NA        NA
     Terrace (Chicago, IL.)               Garden              427        839          993        NA      NA          NA        NA
                                                            -----      -----   ----------
          Subtotal/Average                                  2,950        844   $   11,380

DEVELOPMENT PORTFOLIO

     Courthouse Place
       (Rosslyn/Ballston, VA.)            High-rise           564                      NA       NA       NA         NA         NA
     One Superior Place (Chicago, IL.)    High-rise           809                      NA       NA       NA         NA         NA
     Park Connecticut (NW Washington,
       D.C.)                              High-rise           142                      NA       NA       NA         NA         NA
                                                            -----
          Subtotal/Average                                  1,515


ALL RESIDENTIAL PROPERTIES                                 21,367                     NA        NA       NA         NA         NA
                                                           ======

RENTAL PROPERTIES

       Revenues, expenses and income from the multifamily and retail properties for the three and six months ended June 30, 1999 and 1998 were as follows (in thousands):

                                                       Three Months Ended                Six Months Ended
                                                           June 30,                          June 30,
                                                 ----------------------------        ---------------------------
                                                      1999            1998/(2)/            1999          1998/(2)/
                                                 -----------      -----------        ----------      -----------
Multifamily Properties - Core/(1)/
     Revenues                                    $    54,706      $    51,743        $  108,280      $   101,603
     Expenses                                        (19,806)         (20,114)          (40,477)         (39,688)
                                                 -----------      -----------        ----------      -----------

     Income before depreciation                  $    34,900      $    31,629        $   67,803      $    61,915
                                                 ===========      ===========        ==========      ===========

Multifamily Properties - Acquisitions
    and Dispositions
     Revenues                                    $    11,469      $     7,492        $   22,807      $    10,818
     Expenses                                         (5,236)          (3,856)          (10,400)          (5,639)
                                                 -----------      -----------        ----------      -----------

     Income before depreciation                  $     6,233      $     3,636        $   12,407      $     5,179
                                                 ===========      ===========        ==========      ===========

Multifamily Properties - Development
     Revenues                                    $     1,805      $        86        $    3,372      $        87
     Expenses                                           (780)            (279)           (1,661)            (404)
                                                 -----------      -----------        ----------      -----------

     Income before depreciation                  $     1,025      $      (193)       $    1,711      $      (317)
                                                 ===========      ===========        ==========      ===========

Retail Properties
     Revenues                                    $     2,542      $     2,400        $    5,096      $     4,863
     Expenses                                           (778)            (839)           (1,620)          (1,635)
                                                 -----------      -----------        ----------      -----------

     Income before depreciation                  $     1,764      $     1,561        $    3,476      $     3,228
                                                 ===========      ===========        ==========      ===========

Total Rental Properties
     Revenues                                    $    70,522      $    61,721        $  139,555      $   117,371
     Expenses                                        (26,600)         (25,088)          (54,158)         (47,366)
     Depreciation                                     (7,713)          (7,088)          (15,941)         (13,475)
                                                 -----------      -----------        ----------      -----------

     Income from Rental Properties               $    36,209      $    29,545        $   69,456      $    56,530
                                                 ===========      ===========        ==========      ===========

 /(1)/Represents properties owned as of December 31, 1997.
 /(2)/Prior year amounts have been reclassified to conform with current year presentation.

PROPERTY SERVICE BUSINESSES

       Revenues, expenses and income from the Property Service Businesses for the three and six months ended June 30, 1999 and 1998 were as follows (in thousands):

                                                       Three Months Ended                Six Months Ended
                                                             June 30,                        June 30,
                                                 ----------------------------        -----------------------------
                                                     1999              1998              1999            1998
                                                 -----------      -----------        ----------      -------------
Total Property Service Businesses
     Revenues                                    $    31,301      $    24,555        $   58,695      $      43,907
     Expenses                                        (29,650)         (22,202)          (56,607)           (40,522)
     Depreciation                                       (525)            (126)             (960)              (494)
                                                 -----------      -----------        ----------      -------------

Income from Property Service Businesses          $     1,126      $     2,227        $    1,128      $       2,891
                                                 ===========      ===========        ==========      =============



RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1999 to Three Months Ended June 30, 1998.

       Summary. Net income of the Operating Partnership increased $3.4 million, or 18.8%, from $18.3 million for the three months ended June 30, 1998 to $21.7 million for the three months ended June 30, 1999. Funds from Operations ("FFO") of the Operating Partnership increased $4.2 million, or 17.6%, from $24.4 million to $28.6 million during the same period. The increases in FFO and net income are primarily attributable to revenue growth of 5.7% on the core portfolio, an expense decrease of 1.5%, and contributions from acquired and developed properties.

       Rental Properties. Revenue from all rental properties increased $8.8 million, or 14.3%, from $61.7 million for the three months ended June 30, 1998 to $70.5 million for the three months ended June 30, 1999. Operating expenses from all rental operations increased $1.5 million, or 6.0% from $25.1 million during the second quarter of 1998 to $26.6 million during the current quarter.

       Core Portfolio. Revenue from the core portfolio increased $3.0 million, or 5.7%, over the prior year period resulting in average monthly revenue per apartment unit of $1,079. This was primarily due to continued strong demand in all submarkets, particularly northwest Washington, D.C. Management successfully increased rents during the quarter and improved occupancy levels. Average economic occupancy for the core portfolio was 97.3% for the three months ended June 30, 1999 compared to 96.4% for the comparable prior year. Expenses for the core portfolio decreased $0.3 million, or 1.5%, due primarily to utility savings of $0.6 million. The savings arose from lower than expected fuel costs and water savings generated by the Company's program of replacing older plumbing fixtures.

       Acquisition Portfolio. The eight acquisition properties (defined as properties acquired subsequent to December 31, 1997) and three disposition properties contributed approximately 45%, or $4.0 million, of the total rental revenue increase and approximately $1.4 million of the total rental expense increase. Five of the acquisition properties (comprising 1,942 apartment units) were acquired during 1998 and three (comprising 1,008 units) were acquired during the first quarter of 1999.

       Development Portfolio. Courthouse Place delivered the balance of its units during the quarter for a total of 564 units delivered as of June 30, 1999. The project provided net operating income of $0.8 million for the quarter.

       During the second quarter, the Company and J.P. Morgan formed a joint venture ("Springfield Station JV") to own and operate the Company's recently developed Springfield Station property.

       Property Service Businesses. The Company uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

       The decrease in income from Property Service Businesses of $1.1 million in the second quarter of 1999 compared to the prior year quarter is primarily due to the 1998 expiration of the Financing Services Agreement with CESCR. The Company finalized the settlement of Financing Services in May 1999 with CESCR.

       During the second quarter of 1999, the Company paid $0.6 million in settlement of its $1.8 million contingent purchase obligation related to the 1998 acquisition of the furnished corporate apartment business in Chicago.

       Joint Ventures. The Company entered into two joint ventures during the second quarter, one an operating property ("Springfield Station JV") and the other a development property ("University Center"). The Company's share of income from the joint ventures totaled $0.1 million for the quarter.

       Other. Corporate general and administrative expenses increased 9.9% compared to the prior year quarter due primarily to costs related to the Company's acquisition and development efforts. Net interest expense increased $2.0 million during the quarter, or 18.0%, primarily due to additional debt related to acquisitions and development partially offset by lower interest rates on the line of credit and refinanced debt.

Comparison of Six Months Ended June 30, 1999 to Six Months Ended June 30, 1998.

       Summary. Net income of the Operating Partnership increased $9.7 million, or 30.6%, from $31.6 million for the six months ended June 30, 1998 to $41.3 million for the six months ended June 30, 1999. Funds from Operations ("FFO") of the Operating Partnership increased $9.1 million, or 20.1%, from $45.0 million to $54.1 million during the same period.


       Rental Properties. Revenue from all rental properties increased $22.2 million, or 18.9%, from $117.4 million for the six months ended June 30, 1998 to $139.6 million for the six months ended June 30, 1999. Operating expenses from all rental operations increased $6.8 million, or 14.3% from $47.4 million during the first half of 1998 to $54.2 million during the current period.

       Core Portfolio. Revenue from the core portfolio increased $6.7 million, or 6.6%, over the prior year period resulting in average monthly revenue per apartment unit of $1,068. This was primarily due to continued strong demand in all submarkets, particularly northwest Washington, D.C. Management successfully increased rents during the period and improved occupancy levels. Average economic occupancy for the core portfolio was 97.2% for the six months ended June 30, 1999 compared to 95.6%
for the comparable prior year. Expenses for the core portfolio increased $0.8 million, or 2.0%, due primarily to expected increases in real estate taxes, and higher wages due to additional staffing at the properties.

       Acquisition Portfolio. The eight acquisition properties (defined as properties acquired subsequent to December 31, 1997) and three disposition properties contributed approximately 54%, or $12.0 million, of the total rental revenue increase and approximately $4.8 million of the total rental expense increase.

       Development Portfolio. As of June 30, 1998, Courthouse Place had delivered all of its 564 units. The project provided net operating income of $1.1 million for the first six months of 1999.

       Property Service Businesses. The Company uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

       The decrease in income from Property Service Businesses of $1.8 million in the first half of 1999 compared to the prior year period is primarily due to decreases of $1.3 million and $1.0 million, respectively, for Financing Services and Smith Corporate Living. The former is due to the expiration in 1998 of the Financing Services agreement with CESCR. The latter is primarily due to seasonality of the corporate furnished apartment business which was acquired in mid-1998.

       Joint Ventures. The Company entered into three joint ventures during the first half of 1999. The Company's share of income from the joint ventures totaled $0.2 million for the period.

       Other. Corporate general and administrative expenses increased 9.5% compared to the prior year period due primarily to costs related to the Company's acquisition and development efforts. Net interest expense increased $4.3 million during the period, or 19.6%, primarily due to additional debt related to acquisitions and development partially offset by lower interest rates on the line of credit and refinanced debt.







LIQUIDITY AND CAPITAL RESOURCES

       Summary. Net cash flow provided by operating activities decreased $6.1 million from $65.0 million for the six months ended June 30, 1998 to $58.9 million for the six months ended June 30, 1999. The increase in FFO of $9 million was offset by a $10 million increase in accounts payable and accrued expenses in 1998 related to acquisitions and a $6.6 million decrease in other assets.

       Net cash flow of $60.7 million was used by investment activities during the six months ended June 30, 1999 compared to $185.9 million during the comparable prior year period due primarily to the acquisition of three properties and one joint venture interest in 1999 as well as further investments during the quarter in the four projects under construction. Partially offsetting such outflows was the

$22.6 million in cash proceeds from the sale of The Manor and approximately $50.1 million from the sale of a 52% interest in Springfield Station.

       Net cash flows provided by financing activities was $6.8 million for the six months ended June 30, 1999, primarily comprised of $45.4 million of net cash inflow from borrowings against the properties, the line of credit and construction loans less $39.6 million of dividends/distributions. Net cash flows provided by financing activities of $120.9 million in the comparable prior year period primarily consisted of $75.0 million of inflow from the sale of preferred stock and $82.8 million of net borrowings, less $3.0 million of prepayment penalties and $34.8 million of dividends/distributions.

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







       Funds from Operations for the three and six months ended June 30, 1999 and 1998 are computed as follows (in thousands):

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                 ----------------------------        ---------------------------
                                                    1999             1998                1999            1998
                                                 -----------      -----------        ----------      -----------
Net Income of the Operating Partnership          $    21,704      $    18,274        $   41,255      $    31,589

Perpetual Preferred Dividends                           (999)          (1,000)           (1,988)          (1,626)
Depreciation of Real Property                          7,713            7,088            15,941           13,475
Depreciation from unconsolidated
     Joint Ventures                                      114               --               122               --

Amortization of Goodwill                                 108               --               215               --
Loss (Gain) on Sale of Property                            7               --            (1,851)          (3,120)
Extraordinary Item                                        --               --               359            4,702
                                                 -----------      -----------        ----------      -----------

Funds from Operations of the Operating
     Partnership                                 $    28,647      $    24,362        $   54,053      $    45,020
                                                 ===========      ===========        ==========      ===========


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





Development

       As of June 30, 1999, the Company had the following properties under construction:

                        Number     Units        Initial          Estimated          Estimated            Estimated
                        of Units   Delivered   Delivery          Completion       Stabilization               Cost
                        --------   ---------   --------          ----------       -------------               ----
                                                                                                         (in millions)
Courthouse Place           564       564       December, 1998    Q3, 1999           Q3, 1999             $      69
  (Rosslyn/Ballston)
One Superior Place         809       N/A       July, 1999        Q2, 2000           Q4, 2000                   118
  (Chicago)
Park Connecticut           142       N/A       Q1, 2000          Q2, 2000           Q3, 2000                    27
  (Washington, D.C.)     -----       ---                                                                 ---------


                         1,515       564                                                                 $    214
                         =====       ===                                                                 ========


       In February 1999, the Company acquired for $8.6 million a parcel of land for development in Chicago, Illinois.

Commitments

       As of June 30, 1999, the Company had executed contracts to purchase multifamily properties under construction as follows:

                                Number          Units          Estimated      Purchase             Estimated
                                of  Units      Delivered       Completion       Date             Purchase Price
                                ---------      ---------       ----------      -----             --------------
                                                                                                  (in millions)
    Reston Landing                 400          N/A            Q4, 1999          Q3, 2000        $         44
       (Reston, VA.)
    New River Village              240          N/A            Q2, 2000          Q4, 2000                  33
       (Ft. Lauderdale, FL.)
    Wilson Boulevard               220          N/A            Q3, 2000          Q4, 2000                  28
       (Rosslyn/Ballston)
    Ballston Place                 383          N/A            Q4, 2000          Q3, 2001                  50
       (Rosslyn/Ballston)       ------                                                           ------------

                                 1,243                                                           $        155
                                ======                                                           ============


       These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At June 30, 1999, the Company had posted three letters-of-credit totaling $7.7 million in accordance with three of the contracts each to be drawn only in the event the Company defaults on its contractual obligation to purchase the completed asset.


Joint Ventures

       In March 1999, the Company and J.P. Morgan formed a joint venture, which acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia for approximately $37 million. The joint venture plans to invest an additional $2.0 million in initial capital improvements and has placed debt of $19.0 million on the property. The debt carries an interest rate of 6.48% and matures in February 2006. Ownership interests in the joint venture are held 75% by J.P. Morgan and 25% by the Company. The Company's initial equity contribution totaled $4.4 million consisting of 21,903 Operating Partnership units valued at $0.7 million and cash of $3.7 million.

       In May 1999, the Company and J.P. Morgan formed a joint venture ("Springfield Station JV") to own and operate the Company's recently developed 631-unit Springfield Station property. The Company sold a 52% interest in Springfield Station JV to J.P. Morgan and received proceeds of approximately $50 million from the transaction. The joint venture placed $37 million in debt financing on the property at 6.85% fixed interest, which matures on June 1, 2001. The Company provided a construction completion guarantee on the project as well as a payment guarantee of $14.1 million of the debt. The construction completion guarantee expires on October 1, 1999. The debt guarantee will expire on or before the achievement of 92% occupancy for 45 consecutive days. The Company will defer recognition of a $5.1 million gain on the sale until the guarantees have expired.

       In May 1999, the Company and J.P. Morgan also formed a development joint venture ("University Center JV") to develop a new 630-unit multifamily property in Loudoun County, Virginia at the western end of the Dulles Technology corridor. Ownership interests are held 60% by J.P. Morgan and 40% by the Company. The joint venture intends to place debt financing for 50% of the project's estimated $60 million development cost. Construction commenced during the third quarter of 1999 with final completion expected in 2001. The Company's initial equity contribution consisted of land acquired in 1998 for $5.4 million less cash received of $3.0 million. A Company affiliate will provide development, property management and marketing services to the venture for a market rate fee. The affiliate will provide a construction completion guarantee to the venture.


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

       During the second quarter, the Company closed on a $269.5 million standby credit facility with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was made during 1998 for $140 million at 6.75% for fifteen years. A second draw was made in May 1999 for $29.5 million at 6.845% for eight years. Terms and rates of subsequent draws on this facility will be determined at the time of use.


       As of June 30, 1999, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 6.92%, as follows:

                                          Dollars in            % of
                                           Thousands            Total
                                          ----------         --------
            Fixed rate debt:
                 Mortgages               $   710,503            82.3%
            Variable rate debt:
                 $100M line of credit         52,000             6.0%
                 $185M line of credit             --              --
                 Construction Loans          101,003            11.7%
                                         -----------         --------

                                         $   863,506           100.0%
                                         ===========         ========

       As of June 30, 1999, the Company had $268.8 million of unused borrowing capacity on lines of credit and construction loans. Amounts outstanding under lines of credit averaged $99.9 million for the six months ended June 30, 1999 compared to $150.9 million for the six months ended June 30, 1998.

       As of June 30, 1999, the Company's Debt to Total Market Capitalization Ratio was 40.9% (based on 2.6 million convertible preferred units and 32.7 million common units outstanding at a common stock price of $33.938 and $50 million of perpetual preferred units) versus 40.3% as of December 31, 1998 and 38.3% as of June 30, 1998.

       The Company's Interest Coverage Ratio for the six months ended June 30, 1999 was 3.28 to 1 compared to 3.16 for the comparable prior year period.

Capital Expenditures

        For the six months ended June 30, 1999, total capital improvements were $8.4 million, of which $7.0 million were for the core portfolio ($417 per unit). Approximately 54% of the capital expenditures on the core portfolio in 1999 are considered by management to generate net operating income ("NOI") by increasing revenue or decreasing expenses ("NOI generating"). The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate NOI ("non-NOI generating"). A summary of core capital expenditures follows:

                                                               Total $              Average $
                                                                Spent                  Per
                                                           (In Thousands)           Core Unit
                                                           -------------            ---------
                  Expenditure Type

                  Installations                            $       1,668            $      99
                  Water Saving Devices                               276                   16
                  Renovations                                      1,036                   61
                  Redevelopment                                      722                   43
                  Other                                              113                    7
                                                            ------------            ---------

                  Total NOI Generating
                  Improvements                                     3,815                  226

                  Non-NOI Generating
                  Improvements                                     3,228                  191
                                                            ------------            ---------

                  Total Capital Expenditures -
                  Core Portfolio                            $      7,043            $     417
                                                            ============            =========

Year 2000

       In 1997, the Company began a comprehensive review of its year 2000 compliance issues utilizing an overlapping, three-phased approach. Phase I involves assessments of building infrastructure and internal computer systems including both hardware and software to identify possible compliance failures. Phase II involves vendor compliance and actual testing of hardware and software applications including significant electronic interfaces. Phase III involves identifying remaining company-wide risks and development of contingency plans. The Company has completed Phase I and expects to complete Phase II in the third quarter of 1999. Phase III was initiated in March 1999 and is expected to run through December 1999. Based on the review plan as well as the expected success of remediation efforts currently underway, management believes the Company has no material risks related to the ability of its hardware and software to recognize the year 2000 and beyond as valid dates.

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

               None

Item 3.        Defaults on Senior Securities.

               None

Item 4.        Submission of Matters to a Vote of Security Holders

               None

Item 5.        Other Information.

               None



Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    99.1 Articles Supplementary for Series E Cumulative Convertible Redeemable Preferred Stock

                    99.2 Articles Supplementary for Series F Cumulative Convertible Redeemable Preferred Stock

                    99.3 Articles Supplementary for Series G Cumulative Convertible Redeemable Preferred Stock

                    99.4 Twenty-third Amendment to First Amended and Restatement of Agreement of Limited Partnership of the Operating Partnership.

               (b)  Reports on Form 8-K:

                    A Form 8-K dated July 2, 1999 was filed on July 26, 1999 to report the Company's acquisition of the Somerset, Countryside and The Consulate Apartments.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                         By: Charles E. Smith Residential Realty, Inc., its General Partner

August 16, 1999          By:   /s/ W. D. Minami
                               -------------------------------------------
                               W. D. Minami
                               Senior Vice President and Chief Financial Officer
                               Charles E. Smith Residential Realty, Inc.
                               (on behalf of the Registrant and as Principal
                               Financial Officer)

                         By:   /s/ Steven E. Gulley
                               -------------------------------------------
                               Steven E. Gulley
                               Chief Accounting Officer
                               Charles E. Smith Residential Realty, Inc.