Form 10-Q
period 1999-09-30
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 1999-11-12
CIK 906785

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                   FORM 10-Q

           X      Quarterly Report Pursuant to Section 13 or 15(d)
          ---     of the Securities Exchange Act of 1934
                  For the quarter ended September 30, 1999

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

   As of November 9, 1999, there were 34,317,383 Common Units of Limited Partnership of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                   FORM 10-Q
                                     INDEX



                                                                           Pages
                                                                           -----
PART I:   FINANCIAL INFORMATION

 Item 1:  Financial Statements

          Charles E. Smith Residential Realty L.P. Financial
          Statements as of September 30, 1999 and December 31, 1998, Filed as a Part of This Report

          Consolidated Balance Sheets                                          3

          Consolidated Statements of Operations                                4

          Consolidated Statements of Partner's Equity
          and Other Limited Partners' Interest                                 5

          Condensed Consolidated Statements of Cash Flows                      6

          Notes to Consolidated Financial Statements                           7

 Item 2:  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       15

PART II:  OTHER INFORMATION                                                   29


SIGNATURES                                                                    33

                         PART I. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                                   September 30, 1999     December 31, 1998
                                                                                   ------------------    ------------------
                                                                                       (Unaudited)
         ASSETS

Rental property, net                                                               $        1,217,012    $          926,749
Rental property under development                                                             148,264               167,214
Escrow funds                                                                                    9,575                23,819
Investment in and advances to Property Service Businesses                                      46,903                28,633
Investment in joint ventures                                                                   19,555                  --
Deferred charges, net                                                                          18,333                18,081
Security deposits                                                                               2,169                 2,408
Other assets                                                                                   27,372                18,495
                                                                                   ------------------    ------------------
                                                                                   $        1,489,183    $        1,185,399
                                                                                   ==================    ==================

         LIABILITIES AND EQUITY

Liabilities
     Mortgage loans and notes payable:
         Mortgage loans                                                            $          784,081    $          622,386
         Construction loans                                                                    73,095                63,193
         Line of credit and note payable                                                       38,488               105,000
                                                                                   ------------------    ------------------
             Total mortgage loans and notes payable                                           895,664               790,579
     Accounts payable and accrued expenses                                                     46,175                22,830
     Security deposits                                                                          2,169                 2,408
                                                                                   ------------------    ------------------
         Total liabilities                                                                    944,008               815,817
                                                                                   ------------------    ------------------

Commitments and contingencies

Other Limited Partners' Interest
     Preferred units - Series H Cumulative Convertible Redeemable Preferred
         Units, 1,800,000 units issued and outstanding at September 30, 1999                   45,000                  --
     Common units - 13,803,985 and 13,268,740 units issued and outstanding at September 30,1999 and December 31, 1998, respectively, at
         redemption value                                                                     471,931               426,258
                                                                                   ------------------    ------------------
                                                                                              516,931               426,258
                                                                                   ------------------    ------------------

Partner's Equity
     General Partner's General and Limited Partnership Interest
         Preferred units - Series A Cumulative Convertible
             Redeemable Preferred Units, 2,640,325 units issued and
             outstanding at September 30, 1999 and December 31, 1998                           71,500                71,500
         Preferred units - Series B Cumulative Convertible
             Redeemable Preferred Units, 714,628 units issued and
              outstanding at December 31, 1998                                                   --                  20,367
         Preferred units - Series C Cumulative Redeemable Preferred
             Units, 500 units issued and outstanding                                           50,000                50,000
         Preferred units - Series E Cumulative Convertible Redeemable Preferred
             Units, 684,931 units issued and outstanding at September 30, 1999                 25,000                  --
         Preferred units - Series H Cumulative Convertible Redeemable Preferred
             Units, 2,200,000 units issued and outstanding at September 30, 1999               55,000                  --
         Common units - 19,758,104 and 18,212,600 units issued and
             outstanding at September 30, 1999 and December 31, 1998,
             respectively                                                                    (173,256)             (198,543)
                                                                                   ------------------    ------------------
                 Total partner's equity                                                        28,244               (56,676)
                                                                                   ------------------    ------------------

                                                                                   $        1,489,183    $        1,185,399
                                                                                   ==================    ==================

       The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Unit Data)
                                   (Unaudited)

                                                                       For the Three Months                  For the Nine Months
                                                                        Ended September 30,                  Ended September 30,
                                                                 -------------------------------      ------------------------------

                                                                      1999              1998              1999              1998
                                                                 -------------     -------------      ------------     -------------
Rental Properties:
     Revenues                                                    $     79,194      $     66,019       $   218,749      $    183,389

     Expenses
         Operating costs                                              (26,759)          (23,259)          (70,189)          (62,383)
         Real estate taxes                                             (5,950)           (4,481)          (16,678)          (12,722)
         Depreciation and amortization                                 (8,363)           (7,970)          (24,304)          (21,445)
                                                                 ------------      ------------       -----------      ------------
            Total expenses                                            (41,072)          (35,710)         (111,171)          (96,550)

Equity in income of joint ventures                                        257                 -               408                 -

Equity in income of Property Service Businesses                         2,127             2,693             3,255             5,584

Corporate general and administrative expenses                          (2,156)           (2,177)           (6,785)           (6,405)
Interest income                                                           329               388               605               855
Interest expense                                                      (15,421)          (12,582)          (42,040)          (35,071)
                                                                 ------------      ------------       -----------      ------------

Income before gain on sale and extraordinary item                      23,258            18,631            63,021            51,802

Gain on sales                                                           5,214                 -             7,065             3,120

Loss on unused treasury lock                                                -            (4,923)                -            (4,923)
                                                                 ------------      ------------       -----------      ------------

Income before extraordinary item                                       28,472            13,708            70,086            49,999

Extraordinary item - loss on extinguishment of debt                         -                 -              (359)           (4,702)
                                                                 ------------      ------------       -----------      ------------

Net income                                                             28,472            13,708            69,727            45,297

Less:    Income attributable to preferred units                        (3,272)           (2,868)           (8,028)           (7,938)
                                                                 ------------      ------------       -----------      ------------

Net income attributable to common units                          $     25,200      $     10,840       $    61,699      $     37,359
                                                                 ============      ============       ===========      ============



Earnings per common unit - basic

      Income before extraordinary item                           $       0.75      $       0.35       $      1.90      $       1.41
      Extraordinary item                                                    -                 -             (0.01)            (0.16)
                                                                 ------------      ------------       -----------      ------------

      Net income                                                 $       0.75      $       0.35       $      1.89      $       1.25
                                                                 ============      ============       ===========      ============

 Earnings per common unit - diluted

      Income before extraordinary item                           $       0.73      $       0.35       $      1.86      $       1.40
      Extraordinary item                                                    -                 -             (0.01)            (0.16)
                                                                 ------------      ------------       -----------      ------------

      Net income                                                 $       0.73      $       0.35       $      1.85      $       1.24
                                                                 ============      ============       ===========      ============


     The accompanying notes are an integral part of the these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY AND OTHER LIMITED PARTNERS' INTEREST
                            (Dollars in Thousands)

                                                                                       General Partner's General and
                                                                                             Limited Interest
                                                                      ------------------------------------------------------------

                                                                         Series A       Series B        Series C       Series E
                                                                        Preferred       Preferred      Preferred       Preferred
                                                                          Units           Units          Units           Units
                                                                      --------------  -------------  --------------  -------------
Balance, December 31, 1997                                            $      45,000   $     34,675   $           -   $          -

     Units exchanged for acquisitions                                             -              -               -              -
     Adjustment for grants                                                        -              -               -              -
     Net income                                                                   -              -               -              -
     Contribution by Charles E. Smith Residential Realty, Inc.               26,500              -          50,000              -
     Conversion of Preferred units to Common units                                -        (14,308)              -              -
     Offering costs                                                               -              -               -              -
     Repurchase and cancellation of Operating Partnership units                   -              -               -              -
     Distributions                                                                -              -               -              -
     Other                                                                        -              -               -              -
     Adjustment to reflect Other Limited Partners' interest
         at redemption value                                                      -              -               -              -
                                                                      --------------  -------------  --------------  -------------

Balance, December 31, 1998                                                   71,500         20,367          50,000              -

     Units exchanged for acquisitions                                             -              -               -              -
     Adjustment for grants                                                        -              -               -              -
     Net income                                                                   -              -               -              -
     Contribution by Charles E. Smith Residential Realty, Inc.                    -              -               -         25,000
     Proceeds from issuance of Preferred units                                    -              -               -              -
     Conversion of Preferred units to Common units                                -        (20,367)              -              -
     Offering costs                                                               -              -               -              -
     Distributions                                                                -              -               -              -
     Other                                                                        -              -               -              -
     Adjustment to reflect Other Limited Partners' interest
         at redemption value                                                      -              -               -              -
                                                                      --------------  -------------  --------------  -------------

Balance, September 30, 1999 (unaudited)                               $      71,500   $          -   $      50,000   $     25,000
                                                                      ==============  =============  ==============  =============




Units issued and outstanding at September 30, 1999                        2,640,325              -             500        684,931
                                                                      ==============  =============  ==============  =============

Units issued and outstanding at December 31, 1998                         2,640,325        714,628             500              -
                                                                      ==============  =============  ==============  =============


                                                                       General Partner's General and           Other Limited
                                                                             Limited Interest                Partners' Interest
                                                                      -------------------------------  ----------------------------

                                                                         Series H                                         Series H
                                                                        Preferred         Common           Common         Preferred
                                                                          Units           Units             Units           Units
                                                                      --------------  --------------   --------------  -------------
Balance, December 31, 1997                                            $           -    $   (344,044)   $     502,719   $          -

     Units exchanged for acquisitions                                             -               -           11,820              -
     Adjustment for grants                                                        -               -              521              -
     Net income                                                                   -          41,129           28,741              -
     Contribution by Charles E. Smith Residential Realty, Inc.                    -          45,454                -              -
     Conversion of Preferred units to Common units                                -          14,308                -              -
     Offering costs                                                               -          (1,874)               -              -
     Repurchase and cancellation of Operating Partnership units                   -               -             (594)             -
     Distributions                                                                -         (44,498)         (28,966)             -
     Other                                                                        -             121            2,878              -
     Adjustment to reflect Other Limited Partners' interest
         at redemption value                                                      -          90,861          (90,861)             -
                                                                      -------------    ------------    -------------   ------------

Balance, December 31, 1998                                                        -        (198,543)         426,258              -

     Units exchanged for acquisitions                                             -               -           40,409              -
     Adjustment for grants                                                        -               -              448              -
     Net income                                                                   -          40,799           28,928              -
     Contribution by Charles E. Smith Residential Realty, Inc.               55,000               -                -              -
     Proceeds from issuance of Preferred units                                    -               -                -         45,000
     Conversion of Preferred units to Common units                                -          20,367                -              -
     Offering costs                                                               -          (3,633)               -              -
     Distributions                                                                -         (39,220)         (21,064)             -
     Other                                                                        -           3,093              833              -
     Adjustment to reflect Other Limited Partners' interest
         at redemption value                                                      -           3,881           (3,881)             -
                                                                      -------------    ------------    -------------   ------------

Balance, September 30, 1999 (unaudited)                               $      55,000    $   (173,256)   $     471,931   $     45,000
                                                                      =============    ============    =============   ============




Units issued and outstanding at September 30, 1999                        2,200,000      19,758,104       13,803,985      1,800,000
                                                                      =============    ============    =============   ============

Units issued and outstanding at December 31, 1998                                 -      18,212,600       13,268,740              -
                                                                      =============    ============    =============   ============


     The accompanying notes are an integral part of the these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                            For the Nine Months
                                                                                                            Ended September 30,
                                                                                                     -------------------------------
                                                                                                          1999              1998
                                                                                                     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                $    110,590      $     84,337

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                                                     (236,106)         (213,957)
     Additions to rental property                                                                         (14,703)          (13,170)
     Sales of property                                                                                     75,666                 -
     Increase in investment in and advances to Property Service Businesses                                (12,861)          (12,251)
     Increase in investment in Joint Ventures                                                              (4,448)                -
     Acquisition deposits and other                                                                       (15,194)              280
                                                                                                     ------------      ------------
             Net cash used by investing activities                                                       (207,646)         (239,098)
                                                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Additions to deferred charges                                                                            920                 -
     Net proceeds from sale of common stock                                                                     -            45,654
     Net proceeds from sale of preferred stock and units                                                  121,367            75,039
     Mortgage loans, net                                                                                   88,787           (51,416)
     Lines of credit, net                                                                                 (66,512)          139,500
     Construction loans, net                                                                                9,902            20,036
     Prepayment penalties                                                                                  (1,038)           (3,025)
     Termination of treasury lock                                                                               -            (4,923)
     Distributions                                                                                        (60,283)          (53,819)
     Other, net                                                                                             3,913               831
                                                                                                     ------------      ------------
             Net cash provided by financing activities                                                     97,056           167,877
                                                                                                     ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                       -            13,116

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                                  -                 -
                                                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                             $          -      $     13,116
                                                                                                     ============      ============


SUPPLEMENTAL INFORMATION:
     Cash paid during the period for interest                                                        $     47,215      $     38,163
     Capitalized interest                                                                                   6,247             4,382
     Purchase of property in exchange for Operating Partnership units                                      34,321            11,820
     Assumption of debt on acquisitions                                                                    73,586            33,456
     Sale proceeds held in 1031 escrow                                                                     17,712                 -
     Purchase of property with 1031 escrow proceeds                                                        17,712                 -
     Equity investments in exchange for Operating Partnership units                                         6,088                 -

     The accompanying notes are an integral part of the these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. (As used herein, the term "Company" may be used to mean Charles E. Smith Residential Realty L.P., Charles E. Smith Residential Realty, Inc., or both, unless the context indicates otherwise.) All significant inter-company balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of September 30, 1999 and the results of operations for the interim periods ended September 30, 1999 and 1998. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

     The Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of September 30, 1999, the Operating Partnership owned 54 operating multifamily properties totaling 22,563 apartment units, had interests in two operating multifamily properties totaling 961 apartment units, and owned two retail shopping centers aggregating 436,000 square feet. The Operating Partnership also had over 3,000 units under construction or pre-purchase agreement at eight additional sites. The Operating Partnership also owns substantially all of the economic interest in entities that provide multifamily and retail property management and leasing, furnished corporate apartments, interior construction and construction management services, and engineering and technical services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

     Certain prior year amounts have been reclassified to conform with the current year presentation.


2.   ACQUISITIONS AND DISPOSITIONS

     In July 1999, the Company acquired a 720-unit apartment property located in Palatine, Illinois ("Countryside"). The total capitalized cost of $44.8 million consists of 178,190 Units valued at approximately $6.0 million, new mortgage debt of $28.0 million, initial capital improvement costs of $1.2 million, and cash of $9.6 million. The mortgage debt obtained by the Company is a 7-year interest-only note with an interest rate of 7.23%.

     In July 1999, the Company also acquired an 1,158-unit apartment property located in Glendale Heights, Illinois ("Somerset"). The total capitalized cost of $57.6 million consists of 408,969 Units valued at approximately $13.9 million, assumed mortgage debt of $32.7 million, initial capital improvement costs of $1.2 million, a fair value adjustment to debt of $0.5 million, and cash of $9.3 million. The assumed debt matures in 2007, and has an effective rate of 8.31%.

     In July 1999, the Company acquired a 269-unit apartment property located in Washington, D.C. ("The Consulate"). The total capitalized cost of $32.7 million consists of assumed debt of $12.8 million, initial capital improvement costs of $0.5 million, and $19.4 million of cash. The assumed debt matures in 2001 and has a rate of 7.375%.

     In August 1999, the Company entered into an agreement with an affiliate of Starwood Capital Group to jointly purchase and redevelop Alban Towers, a historic landmark property in Washington, D.C. Estimated cost of the 226-unit project is $53.0 million with completion expected in mid-2001. Under the agreement, the Company has the right to acquire Starwood's interest for $100,000 at the end of five years.

     In August 1999, the Company acquired a 95% non-voting interest in a mechanical contracting company located in Maryland and an environmental engineering firm with offices in Maryland and New York. These acquisitions complement the current lines of business of Consolidated Engineering Services, Inc. ("CES"), one of the Company's Property Service Businesses. The Company invested $11.5 million which consisted of 161,765 Units valued at $5.4 million and cash of $6.1 million.

     During the third quarter of 1999, the Company also acquired land for cash of $8.3 million and 7,797 Units valued at $0.2 million.


3.   JOINT VENTURES

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

     In May 1999, the Company and J.P. Morgan formed a joint venture ("Springfield Station JV") to own and operate the Company's recently developed 631-unit Springfield Station property. The Company sold a 52% interest in Springfield Station JV to J.P. Morgan and received proceeds of approximately $50 million from the transaction. The joint venture placed $37 million in debt financing on the property at 6.85% fixed interest which matures on June 1, 2001. The Company provided a construction completion guarantee on the project as well as a payment guarantee of $14.1 million of the debt. The guarantees were released on September 30, 1999. The Company recognized $4.2 million of the $5.2 million gain and will defer the balance until completion of construction.

     In May 1999, the Company and J.P. Morgan also formed a development joint venture ("University Center JV") to develop a new 630-unit multifamily property in Loudoun County, Virginia at the western end of the Dulles Technology
corridor.   Ownership interests are held 60% by J.P. Morgan and 40% by the
Company. The joint venture intends to place debt financing for 50% of the project's estimated $62 million development cost. Construction commenced during the third quarter of 1999 with final completion expected in 2001. The Company's initial equity contribution consisted of land acquired in 1998 for $5.4 million, less cash received of $3.0 million. The Company will provide development services and a construction completion guarantee to the venture. A Company affiliate will provide property management and marketing services.


4.   DEBT

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

     During the second quarter, the Company closed on a $269.5 million standby credit facility with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was made during 1998 for $140 million at 6.75% for fifteen years. A second draw was made in May 1999 for $29.5 million at 6.845% for eight years. Terms and rates of subsequent draws on this facility will be determined at the time of the draw.

     In August 1999, the Company obtained a variable rate, secured construction loan of $32.5 million to finance the redevelopment of Alban Towers. The loan bears interest at LIBOR plus 150 basis points (6.875% at September 30, 1999) and matures in February 2002. The loan balance at September 30, 1999 was $1.3 million.


5.   PARTNERS' EQUITY

     In March 1999, 125,367 units of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Units") were converted to common units on a one-for-one basis.

     In May 1999, the remaining 589,261 units of Series B Preferred Units were converted to common units on a one-for-one basis.

     In July 1999, the Company entered into an agreement with Security Capital Preferred Growth, Inc. ("Security Capital") to sell 684,931 shares of Series E Cumulative Convertible Redeemable Preferred Shares ("Series E Preferred Shares"), $0.01 par value, at $36.50 per share for a total of $25.0 million, less $0.9 million of offering costs. The Series E Preferred Shares were issued on July 13, 1999. The Company contributed the proceeds to the Operating Partnership in exchange for 684,931 Series E Cumulative Convertible Redeemable Preferred Units. The Company also entered into agreements with Security Capital to sell 666,667 shares of Series F Cumulative Convertible Redeemable Preferred Shares ("Series F Preferred Shares"),

$0.01 par value, at $37.50 and 641,026 shares of Series G Cumulative Convertible Redeemable Preferred Shares ("Series G Preferred Shares"), $0.01 par value, at $39.00. The dividend yield to be paid on these preferred shares will be 7.75% in year one, 8.25% in year two and 8.5% in year three and thereafter, with a minimum equivalent to the dividend rate paid on the Company's common shares. Conversion to common stock is on a one-for-one basis with call protection varying by series between three and six years.

     In September 1999, Charles E. Smith Residential Realty, Inc. issued 2,200,000 shares of Series H Cumulative Convertible Redeemable Preferred Shares ("Series H Preferred Shares"), $0.01 par value, for $53.5 million, net of offering costs of $1.5 million. The Company contributed the proceeds to the Operating Partnership in exchange for 2.2 million Series H Cumulative Convertible Redeemable Preferred Units. The Series H Preferred Shares have a liquidation preference of $25 per share and a five-year non-call provision. Dividends are payable quarterly at the greater of 8.125% of the liquidation preference or the rate declared on the shares of common stock of the Company into which a Series H Preferred Share is convertible. The holders of the Series H Preferred Shares have the right, at any time, to convert such shares to Common Shares at the initial conversion price of $38.50 (equivalent to a conversion rate of approximately 0.65 Common Shares for each Series H Preferred Share). Simultaneously with the above, the Operating Partnership issued 1.8 million units of Series H Cumulative Convertible Redeemable Preferred Units ("Series H Preferred Units") for $43.7 million, net of offering costs of $1.3 million. The Series H Preferred Units have terms similar to the Series H Preferred Shares.


6.   PER UNIT DATA

     Earnings per common unit of the Company for the three and nine months ended September 30, 1999 and 1998 is computed based on weighted average common units outstanding during the period as follows (in millions):

                                                       Three Months Ended September 30,
                                        ------------------------------------------------------------
                                                    1999                            1998
                                        ---------------------------      ---------------------------
                                          Basic           Diluted          Basic           Diluted
                                        ----------      -----------      ----------      -----------
Weighted Average Common Operating
 Partnership Units                            33.4             36.3            30.6             30.8

                                                       Nine Months Ended September 30,
                                        ------------------------------------------------------------
                                                    1999                            1998
                                        ---------------------------      ---------------------------
                                          Basic           Diluted          Basic           Diluted
                                        ----------      -----------      ----------      -----------
Weighted Average Common Operating
 Partnership Units                            32.6             35.8            29.8             30.0

     Options to purchase 0.8 million shares of common stock were not included in the computation of diluted earnings per unit because the options' exercise price was higher than the average price of the common units. Series E and Series H Preferred Units were also excluded from the calculation of diluted earnings per unit since the conversion price was higher than the average price of the common units.

     A reconciliation of income (before extraordinary item) and units used to calculate basic and diluted earnings per unit for the three months ended September 30, 1999 and the nine months ended September 30, 1999 and 1998 follows (dilutive securities had no effect on earnings for the three months ended September 30, 1998):

                                                                   Weighted     Per Unit
                                                     Income     Average Units    Amount
                                                 -------------  --------------  ---------
                                                (In Thousands)  (In Thousands)
     Three Months Ended September 30, 1999:
     --------------------------------------

     Income Before Extraordinary Item           $      28,472
     Income Attributable to Preferred Units            (3,272)
                                                -------------
     Earnings Per Unit - Basic
     Income Attributable to Common
       Unitholders Before Extraordinary Item    $      25,200          33,413   $   0.75
     Effect of Dilutive Securities
       Preferred Units - Series A                       1,452           2,640      (0.02)
       Options                                              0             288      (0.00)
                                                -------------   -------------   --------

     Earnings Per Unit - Diluted                $      26,652          36,341   $   0.73
                                                =============   =============   ========

     Nine Months Ended September 30, 1999:
     -------------------------------------

     Income Before Extraordinary Item           $      70,086
     Income Attributable to Preferred Units            (8,028)
                                                -------------
     Earnings Per Unit - Basic
     Income Attributable to Common
       Unitholders Before Extraordinary Item    $      62,058          32,569   $   1.90
     Effect of Dilutive Securities
       Preferred Units - Series A and B                 4,593           2,979      (0.04)
       Options                                              0             207      (0.00)
                                                -------------   -------------   --------

     Earnings Per Unit - Diluted                $      66,651          35,755   $   1.86
                                                =============   =============   ========

     Nine Months Ended September 30, 1998:
     -----------------------------------------

     Income Before Extraordinary Item            $     49,999
     Income Attributable to Preferred Units            (7,938)
                                                 ------------
     Earnings Per Unit - Basic
     Income Attributable to Common
       Unitholders Before Extraordinary Item     $     42,061          29,832   $   1.41
     Effect of Dilutive Securities
       Options                                              0             178      (0.01)
                                                 ------------   -------------   --------
     Earnings Per Unit - Diluted                 $     42,061          30,010   $   1.40
                                                 ============   =============   ========

7.   SEGMENT REPORTING

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

     Information concerning operations by segment for the three and nine months ended September 30, 1999 and 1998 was as follows (in thousands):

Property Segments
                                                    Three Months Ended      Nine Months ended
                                                      September 30,           September 30,
                                                   --------------------  -----------------------
                                                      1999       1998        1999        1998
                                                   --------   --------   ----------   ----------
Net Operating Income
--------------------

  Core Portfolio                                   $ 33,757   $ 31,355   $  101,560   $   93,306
  Acquisition Portfolio                               9,837      5,117       22,244       10,260
  Development Portfolio                               1,288        126        2,999         (191)
  Retail Portfolio                                    1,603      1,681        5,079        4,909
                                                   --------   --------   ----------   ----------

      Consolidated Total                             46,485     38,279      131,882      108,284

  Depreciation and Amortization                      (8,363)    (7,970)     (24,304)     (21,445)
  Equity in Income of Property Service
   Businesses and Joint Ventures                      2,384      2,693        3,663        5,584
  Corporate General and Administrative Expenses      (2,156)    (2,177)      (6,785)      (6,405)
  Net interest expense                              (15,092)   (12,194)     (41,435)     (34,216)
                                                   --------   --------   ----------   ----------

      Income before Gain on Sale and
      Extraordinary Item                           $ 23,258   $ 18,631   $   63,021   $   51,802
                                                   ========   ========   ==========   ==========

Revenues
--------

  Core Portfolio                                   $ 56,284   $ 53,135   $  164,564   $  154,738
  Acquisition Portfolio                              17,404     10,054       40,211       20,871
  Development Portfolio                               3,049        387        6,421          474
  Retail Portfolio                                    2,457      2,443        7,553        7,306
                                                   --------   --------   ----------   ----------

      Consolidated Total                           $ 79,194   $ 66,019   $  218,749   $  183,389
                                                   ========   ========   ==========   ==========

Real Estate Assets, gross
-------------------------

  Core Portfolio                                                         $  902,902   $  910,859
  Acquisition Portfolio                                                     435,494      191,111
  Development Portfolio                                                     216,617      125,729
  Retail Portfolio                                                           60,051       60,017
                                                                         ----------   ----------
      Sub-total                                                           1,615,064    1,287,716
  Accumulated Depreciation                                                 (249,788)    (229,091)
                                                                         ----------   ----------

      Consolidated Total, Net                                            $1,365,276   $1,058,625
                                                                         ==========   ==========

Property Service Business Segment
                                                    Three Months Ended      Nine Months ended
                                                      September 30,           September 30,
                                                   --------------------  -----------------------
                                                      1999       1998        1999        1998
                                                   --------   --------   ----------   ----------
  Funds from Operations                            $  2,233   $  2,904   $    3,577   $    5,703

  Revenues                                           37,462     31,920       96,157       75,830

  Depreciation                                          645        566        1,604        1,061

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

     In August 1999, CES expanded its facilities management services by acquiring a similar business from CESCR for $1.4 million. This transaction was completed concurrently with the sale to CESCR of the Company's retail property management business, which primarily deals with non-Company owned assets, for $1.0 million. The Company recognized a gain on the sale of $1.0 million.


9.   SUBSEQUENT EVENTS

     In October 1999, the Company issued 666,667 shares of Series F Preferred Shares under its agreement with Security Capital. The shares were issued at $37.50 per share for a total of $24.4 million in gross proceeds, net of $0.6 million in offering costs. The Company contributed the proceeds to the Operating Partnership in exchange for 666,667 Series F Preferred Units. A portion of the proceeds was used to pay down the Company's line of credit.

     In November 1999, the Company acquired a 1,339-unit multifamily property in Miami Beach, Florida ("Forte Towers") for a capitalized cost of $85 million, consisting of 694,586 shares of common stock valued at $23.6 million, assumed debt of $34.3 million, and proceeds from the sale of 641,026 Series G Preferred Shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and nine months ended September 30, 1999 and 1998 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. (As used herein, the term "Company" may be used to mean Charles E. Smith Residential Realty L.P., Charles E. Smith Residential Realty, Inc., or both, unless the context indicates otherwise.)


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

Rental Revenue

     Average revenue per apartment unit for the Company's core multifamily properties increased approximately 5.9% in the third quarter of 1999 as compared with 1998.

     A schedule of portfolio statistics follows:

                   CHARLES E. SMITH RESIDENTIAL REALTY, L.P.

                        Residential Portfolio Statistics
                 For the Three Months Ended September 30, 1999

                                                                   Gross      Average
                                                       Average    Operating   Revenue     % Change    Economic    Change
                               Property    Apartment   Sq. Ft.     Income     Per Unit      from     Occupancy    From
Property Type/Property Name      Type        Units     Per Unit    Q3-99      Q3-99        Q3-98       Q3-99      Q3-98
---------------------------      ----        -----     --------    -----      -----        -----       -----      -----
                                                                 (in 000's)
CORE RESIDENTIAL PORTFOLIO

NW Washington, D.C.
     1841 Columbia Road      High-rise         115        634     $   372     $1,078        9.4%       99.8%       1.6%
     2501 Porter Street      High-rise         202        760       1,003      1,655        9.6%       99.9%       0.3%
     Albemarle               High-rise         235      1,097         928      1,316        5.7%       96.4%      -3.4%
     Calvert-Woodley         High-rise         136      1,001         529      1,297        9.7%       99.0%       0.3%
     Cleveland House         High-rise         216        894         824      1,271        9.9%       97.7%      -1.2%
     Connecticut Heights     High-rise         519        536       1,526        980        8.0%       96.8%       1.0%
     Corcoran House          High-rise         138        464         375        907        7.7%       97.6%      -2.0%
     Statesman               High-rise         281        593         722        856        3.5%       94.9%      -4.1%
     Van Ness South          High-rise         625        956       2,247      1,198        6.1%       98.5%      -0.8%
     The Kenmore             High-rise         376        725         953        845       11.3%       98.5%       1.6%
                                            ------      -----     -------     ------       ----       -----       ----
                                             2,843        771     $ 9,479     $1,111        7.7%       97.8%      -0.6%

Northern Virginia
     Crystal City
     ------------
     The Bennington          High-rise         348        804       1,190      1,140        4.8%       96.9%      -0.4%
     Crystal House I         High-rise         426        917       1,421      1,112        7.0%       98.1%      -1.0%
     Crystal House II        High-rise         402        938       1,276      1,058        3.7%       98.4%      -0.7%
     Crystal Square          High-rise         378      1,121       1,423      1,255        4.7%       99.3%       0.0%
     Crystal Place           High-rise         180        894         753      1,394        4.3%       97.9%      -1.2%
     Gateway Place           High-rise         162        826         857      1,764        3.6%       93.0%      -4.4%
     Water Park Towers       High-rise         360        881       1,652      1,530        1.7%       95.9%      -0.5%
     Crystal Plaza           High-rise         540      1,129       2,160      1,333        4.2%       98.9%       0.3%
     Crystal Towers          High-rise         912      1,107       3,366      1,230        5.2%       98.9%       0.0%
                                            ------      -----     -------     ------       ----       -----       ----
                                             3,708        998     $14,098     $1,267        4.4%       98.0%      -0.4%

     Rosslyn/Ballston
     -----------------
     Courthouse Plaza        High-rise         396        772       1,686      1,419        5.5%      100.0%      3.0%
     Lincoln Towers          High-rise         714        879       3,063      1,430       10.6%       97.7%      3.1%
                                            ------      -----     -------     ------       ----       -----      ----
                                             1,110        841     $ 4,749     $1,426        8.7%       98.9%      3.0%

     Tysons/Dulles
     -------------
     Charter Oak             Garden            262      1,097         814      1,036        6.8%       96.6%      -1.7%
     Oaks of Tysons          Garden            218        968         707      1,082       -0.4%       96.1%      -3.1%
     Potomac View            Garden            192        965         487        845        4.5%       99.0%       0.7%
     Bedford Village         Garden            752      1,070       2,277      1,009        8.4%       97.7%       1.0%
     Patriot Village         Garden          1,065      1,162       3,124        978        3.8%       97.7%      -0.6%
     Westerly at Worldgate   Garden            320        921       1,163      1,211        8.5%       97.6%       1.4%
                                            ------      -----     -------     ------       ----       -----       ----
                                             2,809      1,075     $ 8,572     $1,017        5.5%       97.5%      -0.2%

     Other
     -----
     Arlington Overlook      Mid-rise          711        877       1,884        884        9.2%       97.5%       0.0%
     Berkeley                Mid-rise          138        891         322        779        4.5%       96.3%      -1.9%
     Boulevard of Old Town   Garden            159        603         433        908        4.1%       96.6%      -1.6%
     Columbia Crossing       Garden            247        976         894      1,207        4.4%       98.4%       0.4%
     Columbian Stratford     Mid-rise          227        942         567        833        6.6%       99.8%       0.8%
     Concord Village         Garden            531      1,025       1,410        885        5.1%       96.8%      -1.2%
     Newport Village         Garden            937      1,115       2,738        974        4.9%       98.5%       1.0%
     Orleans Village         Garden            851      1,061       2,300        901        5.6%       97.2%       0.8%
     Skyline Towers          High-rise         940      1,221       3,009      1,067        5.6%       97.2%       1.1%
     Windsor Towers          Mid-rise          280      1,025         737        878        6.5%       99.2%       0.2%
                                            ------      -----     -------     ------       ----       -----       ----
                                             5,021      1,040     $14,294     $  949        5.8%       97.7%       0.4%

Boston/Chicago
     2000 Commonwealth       High-rise         188        878       1,027      1,822        8.4%       96.6%       0.8%
     One East Delaware       High-rise         306        704       1,873      2,040        5.2%       98.7%      -0.2%
                                            ------      -----     -------     ------       ----       -----       ----
                                               494        770     $ 2,900     $1,957        6.3%       97.8%       0.2%

Other
     Car Barn                Garden            196      1,311         563        957        4.3%       99.3%       1.4%
     Fort Chaplin            Garden            549        983       1,178        715        3.6%       98.2%      -0.7%
     Suburban Tower          High-rise         172        677         451        874        3.2%       97.9%      -1.2%
                                            ------      -----     -------     ------       ----       -----       ----
                                               917        996       2,192        797        3.7%       98.4%      -0.2%
                                            ------      -----     -------     ------       ----       -----       ----
                                            16,902        968     $56,284     $1,110        5.9%       97.9%       0.1%
                                            ------      -----     -------     ------       ----       -----       ----

                                                                                Gross      Average
                                                                   Average     Operating   Revenue     % Change   Economic    Change
                                           Property   Apartment    Sq. Ft.      Income     Per Unit      from    Occupancy    From
Property Type/Property Name                  Type       Units      Per Unit     Q3-99      Q3-99        Q3-98      Q3-99      Q3-98
---------------------------                  ----       -----      --------     -----      -----        -----      -----      -----
                                                                              (in 000's)
ACQUISITION PORTFOLIO

 1998
 ----
 Tunlaw Gardens (NW Washington, D.C.)      Garden            167       850     $   433     $  865        9.1%       97.1%      -1.2%
 Tunlaw Park (NW Washington, D.C.)         Mid-rise          120       856         430      1,195        4.6%       96.8%      -2.7%
 Parc Vista (Crystal City, VA.)            High-rise         299       770       1,360      1,516        8.7%       97.9%      -1.8%
 McClurg Court (Chicago, IL.)              High-rise       1,075       688       4,442      1,377        2.1%       96.2%       0.7%
 Cronin's Landing (Boston, MA)             Mid-rise          281     1,129       1,751      2,078        NA         98.7%       NA

 1999
 ----
 Buchanan House (Crystal City, VA.)        High-rise         442     1,173       2,297      NA           NA         NA          NA
 Parkwest (Chicago, IL.)                   Garden            139       580         480      NA           NA         NA          NA
 Terrace (Chicago, IL.)                    Garden            427       839       1,020      NA           NA         NA          NA
 The Consulate (Washington, D.C.)          High-rise         269       827         804      NA           NA         NA          NA
 Countryside (Chicago, IL.)                Garden            720       864       1,902      NA           NA         NA          NA
 Somerset (Chicago, IL.)                   Garden          1,158       575       2,400      NA           NA         NA          NA
                                                          ------     -----     -------
                                                           5,097       785     $17,319

DEVELOPMENT PORTFOLIO
 Courthouse Place (Rosslyn/Ballston, VA.)  High-rise         564                NA          NA           NA         NA          NA
 One Superior Place (Chicago, IL.)         High-rise         809                NA          NA           NA         NA          NA
 Park Connecticut (NW Washington, D.C.)    High-rise         142                NA          NA           NA         NA          NA
 Alban Towers (Washington, D.C.)           Mid-rise          226                NA          NA           NA         NA          NA
                                                          ------
                                                           1,741


ALL RESIDENTIAL PROPERTIES                                23,740                NA          NA           NA         NA          NA
                                                          ======

RENTAL PROPERTIES

   Revenues, expenses and income from the multifamily and retail properties for the three and nine months ended September 30, 1999 and 1998 were as follows (in thousands):

                                          Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                         --------------------  --------------------
                                            1999     1998(2)      1999     1998(2)
                                         --------   --------   --------   --------
Multifamily Properties - Core/(1)?
  Revenues                               $ 56,284   $ 53,135   $164,564   $154,738
  Expenses                                (22,527)   (21,780)   (63,004)   (61,432)
                                         --------   --------   --------   --------

  Income before depreciation             $ 33,757   $ 31,355   $101,560   $ 93,306
                                         ========   ========   ========   ========

Multifamily Properties - Acquisitions
 and Dispositions
  Revenues                               $ 17,404   $ 10,054   $ 40,211   $ 20,871
  Expenses                                 (7,567)    (4,937)   (17,967)   (10,611)
                                         --------   --------   --------   --------

  Income before depreciation             $  9,837   $  5,117   $ 22,244   $ 10,260
                                         ========   ========   ========   ========

Multifamily Properties - Development
  Revenues                               $  3,049   $    387   $  6,421   $    474
  Expenses                                 (1,761)      (261)    (3,422)      (665)
                                         --------   --------   --------   --------

  Income before depreciation             $  1,288   $    126   $  2,999   $   (191)
                                         ========   ========   ========   ========

Retail Properties
  Revenues                               $  2,457   $  2,443   $  7,553   $  7,306
  Expenses                                   (854)      (762)    (2,474)    (2,397)
                                         --------   --------   --------   --------

  Income before depreciation             $  1,603   $  1,681   $  5,079   $  4,909
                                         ========   ========   ========   ========

Total Rental Properties
  Revenues                               $ 79,194   $ 66,019   $218,749   $183,389
  Expenses                                (32,709)   (27,740)   (86,867)   (75,105)
  Depreciation                             (8,363)    (7,970)   (24,304)   (21,445)
                                         --------   --------   --------   --------

  Income from Rental Properties          $ 38,122   $ 30,309   $107,578   $ 86,839
                                         ========   ========   ========   ========

/(1)/ Represents properties owned as of December 31, 1997.
/(2)/ Prior year amounts have been reclassified to conform with current year presentation.

PROPERTY SERVICE BUSINESSES

   Revenues, expenses and income from the Property Service Businesses for the three and nine months ended September 30, 1999 and 1998 were as follows (in thousands):

                                             Three Months Ended      Nine Months Ended
                                               September 30,           September 30,
                                            --------------------   --------------------
                                               1999      1998         1999       1998
                                            ---------  ---------   ---------  ---------
Total Property Service Businesses
  Revenues                                  $ 37,462   $ 31,920    $ 96,157   $ 75,830
  Expenses                                   (34,690)   (28,661)    (91,298)   (69,185)
  Depreciation                                  (645)      (566)     (1,604)    (1,061)
                                            --------   --------    --------   --------

Income from Property Service Businesses     $  2,127   $  2,693    $  3,255   $  5,584
                                            ========   ========    ========   ========


RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1999 to Three Months Ended September 30, 1998.

   Summary. Net income of the Operating Partnership increased $14.8 million, or 108.0%, from $13.7 million for the three months ended September 30, 1998 to $28.5 million for the three months ended September 30, 1999. Funds from Operations ("FFO") of the Operating Partnership increased $4.3 million, or 16.6%, from $25.8 million to $30.1 million during the same period. The increases in FFO and net income are primarily attributable to revenue growth of 5.9% on the core portfolio and contributions from acquired and developed properties.
Net income was also increased by the $5.2 million gains on sales of property and the retail management business.

   Rental Properties.   Revenue from all rental properties increased $13.2
million, or 20.0%, from $66.0 million for the three months ended September 30, 1998 to $79.2 million for the three months ended September 30, 1999. Operating expenses from all rental operations increased $5.0 million, or 17.9% from $27.7 million during the third quarter of 1998 to $32.7 million during the current quarter.

   Core Portfolio. Revenue from the core portfolio increased $3.1 million, or 5.9%, over the prior year period resulting in average monthly revenue per apartment unit of $1,110. This was primarily due to continued strong demand in all submarkets. Management successfully increased rents during the quarter while essentially maintaining occupancy levels. Average economic occupancy for the core portfolio was 97.9% for the three months ended September 30, 1999 compared to 97.8% for the comparable prior year. Expenses for the core portfolio increased $0.7 million, or 3.4%, due primarily to higher utility expenses related to above average temperatures during the summer.

   Acquisition Portfolio. The eleven acquisition properties (defined as properties acquired subsequent to December 31, 1997) and three disposition properties contributed approximately 56%, or $7.4 million, of the total rental revenue increase and approximately $2.6 million of the total rental expense increase. Five of the acquisition properties (comprising 1,942 apartment units) were acquired during 1998 and six (comprising 3,155 units) were acquired during the first and third quarters of 1999.

   Development Portfolio. Courthouse Place delivered the balance of its units during the second quarter for a total of 564 units delivered as of September 30, 1999. The project provided net operating income of $1.5 million for the quarter.

   One Superior Place delivered initial units in July 1999 and had a total of 297 units delivered as of September 30, 1999. Estimated completion and stabilization is expected in 2000. The project provided a net operating loss of $0.2 million for the period.

   Property Service Businesses. The Company uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

   The decrease in income from Property Service Businesses of $0.6 million in the third quarter of 1999 compared to the prior year quarter is primarily due to the 1998 expiration of the Financing Services Agreement with CESCR. The Company finalized the settlement of Financing Services in May 1999 with CESCR.

   In August 1999, the Company acquired a 95% non-voting interest in a mechanical contracting company located in Maryland and an environmental engineering firm with offices in Maryland and New York. These acquisitions complement the current lines of business of Consolidated Engineering Services, Inc. ("CES"). The Company invested $11.5 million which consisted of 161,765 Units valued at $5.4 million and cash of $6.1 million.

   In August 1999, CES expanded its facilities management services by acquiring a similar business from CESCR for $1.4 million. This transaction was completed concurrently with the sale to CESCR of the Company's retail property management business, which primarily deals with non-Company owned assets, for $1.0 million. The Company recognized a gain on the sale of $1.0 million.

   Other. Net interest expense increased $2.9 million during the quarter, or 23.8%, primarily due to additional debt related to acquisitions and development partially offset by lower interest rates on the line of credit and refinanced debt.


Comparison of Nine Months Ended September 30, 1999 to Nine Months Ended September 30, 1998.

   Summary. Net income of the Operating Partnership increased $24.4 million, or 53.9%, from $45.3 million for the nine months ended September 30, 1998 to $69.7 million for the nine months ended September 30, 1999. Funds from Operations ("FFO") of the Operating Partnership increased $13.4 million, or 18.8%, from $70.8 million to $84.2 million during the same period.

   Rental Properties.   Revenue from all rental properties increased $35.3
million, or 19.3%, from $183.4 million for the nine months ended September 30, 1998 to $218.7 million for the nine months ended September 30, 1999. Operating expenses from all rental operations increased $11.8 million, or 15.7% from $75.1 million during the first three quarters of 1998 to $86.9 million during the current period.

   Core Portfolio. Revenue from the core portfolio increased $9.8 million, or 6.4%, over the prior year period resulting in average monthly revenue per apartment unit of $1,082. This was primarily due to continued strong demand in all submarkets, particularly northwest Washington, D.C. Management successfully increased rents during the period and improved occupancy levels. Average economic occupancy for the core portfolio was 97.4% for the nine months ended September 30, 1999 compared to 96.3% for the comparable prior year. Expenses for the core portfolio increased $1.6 million, or 2.6%, due primarily to expected increases in real estate taxes, and higher wages due to additional staffing at the properties.

   Acquisition Portfolio. The eleven acquisition properties (defined as properties acquired subsequent to December 31, 1997) and three disposition properties contributed approximately 55%, or $19.3 million, of the total rental revenue increase and approximately $7.4 million of the total rental expense increase.

   Development Portfolio. As of September 30, 1999, Courthouse Place had delivered all of its 564 units. The project provided net operating income of $2.6 million for the first nine months of 1999.

    One Superior Place delivered initial units in July 1999 and had a total of 297 units delivered as of September 30, 1999. Estimated completion and stabilization is expected in late 2000. The project provided a net operating loss of $0.2 million for the period.

   Property Service Businesses. The Company uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

   The decrease in income from Property Service Businesses of $2.3 million during the nine months ended September 30, 1999 compared to the prior year period is primarily due to decreases of $1.9 million and $1.2 million, respectively, for Financing Services and Smith Corporate Living offset by a $0.8 million increase in Engineering and Technical Services income. The former is due to the expiration in 1998 of the Financing Services agreement with CESCR. The latter is primarily due to softness in the suburban Chicago market.

   Joint Ventures. The Company entered into three joint ventures during 1999. Through September 30, 1999, the Company's share of income from the joint ventures totaled $0.4 million.

   Other. Corporate general and administrative expenses increased 5.9% compared to the prior year period due primarily to costs related to the Company's acquisition and development efforts. Net interest expense increased $7.2 million during the period, or 21.1%, primarily due to additional debt related to acquisitions and development partially offset by lower interest rates on the line of credit and refinanced debt.

LIQUIDITY AND CAPITAL RESOURCES

   Summary. Net cash flow provided by operating activities increased $26.3 million from $84.3 million for the nine months ended September 30, 1998 to $110.6 million for the nine months ended September 30, 1999. The increase primarily relates to an increase of $24.4 million in net income of the Operating Partnership.

   Net cash flow of $207.6 million was used by investment activities during the nine months ended September 30, 1999 compared to $239.1 million during the comparable prior year period due primarily to acquisition and development activity. Partially offsetting cash outflows was the $75.7 million in cash proceeds from property sales.

   Net cash flows provided by financing activities was $97.1 million for the nine months ended September 30, 1999, primarily comprised of $121.4 million of net cash proceeds from the sale of preferred stock and units, offset by a $60.3 million cash outflow for dividends and distributions. Net cash flows provided by financing activities of $167.9 million in the comparable prior year period primarily consisted of $75.0 million of inflow from the sale of preferred stock, $45.7 million of inflow from the sale of common stock, and $108.1 million of net borrowings, less $3.0 million of prepayment penalties and $53.8 million of dividends/distributions.

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

  Funds from Operations for the three and nine months ended September 30, 1999 and 1998 are computed as follows (in thousands):

                                            Three Months Ended    Nine Months Ended
                                              September 30,         September 30,
                                           --------------------  -------------------
                                              1999       1998       1999      1998
                                           ---------  ---------  --------   --------
Net Income of the Operating Partnership     $28,472    $13,708    $69,727   $45,297

Preferred Dividends                          (1,820)    (1,011)    (3,808)   (2,637)
Depreciation of Real Property                 8,363      7,970     24,304    21,445
Depreciation from unconsolidated
     Joint Ventures                             205         --        328        --
Amortization of Goodwill                        106        228        322       228
Gain on Sales                                (5,214)        --     (7,065)   (3,120)
Loss on Unused Treasury Lock                     --      4,923         --     4,923
Extraordinary Item                               --         --        359     4,702
                                           --------   --------   --------   -------
Funds from Operations of the Operating
     Partnership                           $ 30,112   $ 25,818   $ 84,167   $70,838
                                           ========   ========   ========   =======

Property Acquisitions

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

   In November 1999, the Company acquired a 1,339-unit multifamily property in Miami Beach, Florida ("Forte Towers") for a capitalized cost of $85 million, consisting of 694,586 shares of common stock valued at $23.6 million, assumed debt of $34.3 million, and proceeds from the sale of 641,026 Series G Preferred Shares.

Development

   As of September 30, 1999, the Company had the following properties under construction:


                     Number      Units       Initial       Estimated     Estimated      Estimated
                    of Units   Delivered     Delivery     Completion   Stabilization      Cost
                    ---------  ---------  --------------  -----------  -------------  -------------
                                                                                      (in millions)
University Center       630        N/A         Q2, 2000      Q1, 2001      Q2, 2001       $   62
  (Tysons/Dulles)

One Superior Place      809        297       July, 1999      Q1, 2000      Q3, 2000          118
  (Chicago, IL.)

Alban Towers            226        N/A         Q1, 2001      Q2, 2001      Q4, 2001           53
  (Washington, D.C.)

Park Connecticut        142        N/A         Q1, 2000      Q1, 2000      Q2, 2000           27
  (Washington, D.C)
                      -----        ---                                                    ------
                      1,807        297                                                    $  260
                      =====        ===                                                    ======

   In August 1999, the Company entered into an agreement with an affiliate of Starwood Capital Group to jointly purchase and redevelop Alban Towers, a historic landmark property in Washington, D.C. Estimated cost of the 226-unit project is $53.0 million with completion expected in mid-2001.

   On September 30, 1999, the Company acquired a parcel of land for development in southeast Florida for $8.1 million.


Commitments

   As of September 30, 1999, the Company had executed contracts to purchase multifamily properties under construction as follows:

                         Number      Units      Estimated     Purchase       Estimated
                        of Units   Delivered   Completion       Date        Purchase Price
                        ---------  ---------   -----------  -------------  ---------------
                                                                            (in millions)
Reston Landing              400       N/A         Q1, 2000      Q2, 2000         $  44
  (Reston, VA.)
New River Village           240       N/A         Q2, 2000      Q4, 2000            33
  (Ft. Lauderdale, FL.)
Wilson Boulevard            220       N/A         Q3, 2000      Q4, 2000            28
  (Rosslyn/Ballston)
Ballston Place              383       N/A         Q4, 2000      Q3, 2001            50
  (Rosslyn/Ballston)
                          -----                                                  -----
                          1,243                                                  $ 155
                          =====                                                  =====

   These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. As of September 30, 1999, the Company had posted three letters-of-credit totaling $7.7 million in accordance with three of the contracts each to be drawn only in the event the Company defaults on its contractual obligation to purchase the completed asset.

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

   In May 1999, the Company and J.P. Morgan formed a joint venture ("Springfield Station JV") to own and operate the Company's recently developed 631-unit Springfield Station property. The Company sold a 52% interest in Springfield Station JV to J.P. Morgan and received proceeds of approximately $50 million from the transaction. The joint venture placed $37 million in debt financing on the property at 6.85% fixed interest, which matures on June 1, 2001. The Company provided a construction completion guarantee on the project as well as a payment guarantee of $14.1 million of the debt. The guarantees were released on September 30, 1999. The Company recognized $4.2 million of the $5.2 million gain and will defer the balance until completion of construction.

   In May 1999, the Company and J.P. Morgan also formed a development joint venture ("University Center JV") to develop a new 630-unit multifamily property in Loudoun County, Virginia at the western end of the Dulles Technology
corridor.   Ownership interests are held 60% by J.P. Morgan and 40% by the
Company. The joint venture intends to place debt financing for 50% of the project's estimated $62 million development cost. Construction commenced during the third quarter of 1999 with final completion expected in 2001. The Company's initial equity contribution consisted of land acquired in 1998 for $5.4 million less cash received of $3.0 million. A Company affiliate will provide property management and marketing services. The Company will provide development services and a construction completion guarantee to the venture.


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

   During the second quarter, the Company closed on a $269.5 million standby credit facility with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was made during 1998 for $140 million at 6.75% for fifteen years. A second draw was made in May 1999 for $29.5 million at 6.845% for eight years. Terms and rates of subsequent draws on this facility will be determined at the time of each draw.

   In August 1999, the Company obtained a variable rate, secured construction loan of $32.5 million to finance the redevelopment of Alban Towers. The loan bears interest at LIBOR plus 150 basis points (6.875% at September 30, 1999) and matures in February 2002. The loan balance at September 30, 1999 was $1.3 million.

   As of September 30, 1999, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.03%, as follows:

                                         Dollars in   % of
                                         Thousands   Total
                                         ----------  ------

               Fixed Rate Debt:
                 Mortgages                 $784,081   87.5%
               Variable Rate Debt:
                 $100M Line of Credit        25,000    2.8%
                 $185M Line of Credit        13,000    1.4%
                 Construction Loans          73,095    8.2%
                 Other                          488    0.1%
                                           --------  -----

                                           $895,664  100.0%
                                           ========  =====

   As of September 30, 1999, the Company had $342.7 million of unused borrowing capacity on lines of credit and construction loans. Amounts outstanding under lines of credit averaged $84.6 million for the nine months ended September 30, 1999 compared to $165.1 million for the nine months ended September 30, 1998.

   As of September 30, 1999, the Company's Debt to Total Market Capitalization Ratio was 38.8% (based on 19.8 million common shares, 2.6 million convertible preferred shares, 13.8 million partnership units outstanding at a common stock price of $34.188, $50 million of perpetual preferred stock, $80 million of Series E and Series H convertible preferred shares, and $45 million of Series H convertible preferred partnership units) versus 40.3% as of December 31, 1998 and 40.4% as of September 30, 1998.

   The Company's Interest Coverage Ratio for the nine months ended September 30, 1999 was 3.39 to 1 compared to 3.06 for the comparable prior year period.

Capital Expenditures

    For the nine months ended September 30, 1999, total capital improvements were $14.7 million, of which $11.2 million were for the core portfolio ($660 per unit). Approximately 59% of the capital expenditures on the core portfolio in 1999 are considered by management to generate net operating income ("NOI") by increasing revenue or decreasing expenses ("NOI generating"). The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate NOI ("non-NOI generating"). A summary of core capital expenditures follows:


                                                    Total       $Average $
                                                    Spent          Per
                                                (In Thousands)  Core Unit
                                                --------------  ----------

          Expenditure Type
          ----------------

          Installations (Carpet, Appliances)          $ 2,359         $140
          Water Saving Devices                            380           22
          Renovations (Kitchen and Bath)                2,369          140
          Redevelopment                                 1,043           62
          Other                                           416           25
                                                      -------         ----

          Total NOI Generating
          Improvements                                  6,567          389

          Non-NOI Generating
          Improvements                                  4,591          271
                                                      -------         ----

          Total Capital Expenditures -
          Core Portfolio                              $11,158         $660
                                                      =======         ====

Year 2000

   In 1997, the Company began a comprehensive review of its year 2000 compliance issues utilizing an overlapping, three-phased approach. Phase I involves assessments of building infrastructure and internal computer systems including both hardware and software to identify possible compliance failures. Phase II involves vendor compliance and actual testing of hardware and software applications including significant electronic interfaces. Phase III involves identifying remaining company-wide risks and development of contingency plans. The Company has completed Phase I and Phase II. Phase III was initiated in March 1999 and is expected to run through December 1999. Based on the review plan as well as the expected success of remediation efforts currently underway, management believes the Company has no material risks related to the ability of its hardware and software to recognize the year 2000 and beyond as valid dates.

   The Company's primary financial and operational software programs were purchased from outside vendors who have already resolved year 2000 issues. The Company has received letters from these vendors indicating that their software is Year 2000 compliant. The Company replaced one computer system which was not year 2000 compliant at an estimated cost of approximately $2.0 million. The new system will be depreciated over its estimated useful life of five years.

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

                                    PART II


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          Charles E. Smith Residential Realty, Inc. amended the Articles of Incorporation to designate and establish the rights and privileges of the Series E Cumulative Convertible Redeemable Preferred Stock ("Series E Preferred Shares"), Series F Cumulative Convertible Redeemable Preferred Stock ("Series F Preferred Shares"), Series G Cumulative Convertible Redeemable Preferred Stock ("Series G Preferred Shares"), and Series H Cumulative Convertible Redeemable Preferred Stock ("Series H Preferred Shares"). Rights and privileges of preferred shareholders include voting, dividend and liquidation preferences over the common shareholders.

          The Operating Partnership amended the Agreement of Limited Partnership to designate and establish the rights and privileges of the Series E Cumulative Convertible Redeemable Preferred Units ("Series E Preferred Units"), Series F Cumulative Convertible Redeemable Preferred Units ("Series F Preferred Units"), Series G Cumulative Convertible Redeemable Preferred Units ("Series G Preferred Units"), and Series H Cumulative Convertible Redeemable Preferred Units ("Series H Preferred Units"). Rights and privileges of preferred unitholders include distribution and liquidation preferences over the common unitholders.

          On July 13, 1999, the Company issued 684,931 shares of Series E Preferred Shares, $0.01 par value (liquidation preference of $36.50 per share) for a total of $24.1 million, net of offering costs of $0.9 million. The Company contributed the proceeds to the Operating Partnership in exchange for 684,931 Series E Preferred Units.

          On October 1, 1999, the Company issued 666,667 shares of Series F Preferred Shares, $0.01 par value (liquidation preference of $37.50 per share) for a total of $24.4 million, net of offering costs of $0.6 million. The Company contributed the proceeds to the Operating Partnership in exchange for 666,667 Series F Preferred Units.

          On November 5, 1999, the Company issued 641,026 shares of Series G Preferred Shares, $0.01 par value (liquidation preference of $39.00 per share) for a total of $24.6 million, net of offering costs of $0.4 million. The Company contributed the proceeds to the Operating Partnership in exchange for 641,026 Series G Preferred Units.

          The distribution payable on the Series E Preferred Units, Series F Preferred Units and Series G Preferred Units will be to yield 7.75% in year one, 8.25% in year two and 8.5% in year three and thereafter, with a minimum equivalent to the distribution rate paid on the Company's common units. Conversion to common units is on a one-for-one basis with call protection varying by series between three and six years. The Company believes that such offerings and sales were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D.

       On September 13, 1999, the Company issued 2,200,000 shares of Series H Preferred Shares, $0.01 par value (liquidation preference of $25.00 per share) for $53.5 million, net of offering costs of $1.5 million. The Company contributed the proceeds to the Operating Partnership in exchange for 2,200,000 Series H Preferred Units. Dividends on the Series H Preferred Units are payable quarterly at the greater of 8.125% of the liquidation preference or the rate declared on the shares of common units of the Company into which a Series H Preferred Unit is convertible.
       The holders of the Series H Preferred Units have the right, at any time, to convert such shares to Common Units at the initial conversion price of $38.50 (equivalent to a conversion rate of approximately 0.65 Common Shares for each Series H Preferred Unit). Simultaneously with the above, the Operating Partnership issued 1.8 million units of Series H Cumulative Convertible Redeemable Preferred Units ("Series H Preferred Units") for $43.7 million, net of offering costs of $1.3 million. These Series H Preferred Units have the same terms as those described previously. The Company believes that such offering and sale was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D.

       On July 1, 1999, the Operating Partnership issued 7,797 Units valued at $0.2 million for the purpose of acquiring the land underlying one of its properties. The Units are redeemable for cash or shares of the Company's Common Stock after one year.

       On July 2, 1999, the Operating Partnership issued 178,190 Units valued at approximately $6.0 million and 408,969 Units valued at approximately $13.9 million, for the purpose of acquiring a complete ownership interest in two real estate properties in July. The Units are redeemable for cash or shares of the Company's Common Stock after one year.

       On August 11, 1999, the Operating Partnership issued 161,765 Units valued at $5.4 million for the purpose of acquiring a 95% non-voting interest in a mechanical contracting company in Maryland and an environmental engineering firm with offices in Maryland and New York. The Units are redeemable for cash or shares of the Company's Common Stock after one year.

       The recipients of the issuances described above on July 1, July 2, and August 11, 1999 were the owners of property or partners of partnerships owning such property, who swapped their ownership interest for Units, cash, the assumption of debt, or some combination thereof, or entities that used the Units to purchase a property in a similar manner. These Units were offered on a private placement basis, and the offerings were completed without an underwriter or the payment of sales commissions or discounts. The Registrant believes that such offerings and sales were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D promulgated thereunder, the conclusion of the Registrant, after diligent investigation, that fewer that 35 offerees were not either "accredited investors" as defined in Rule 501 or within the other requirements of

          Registration D, the delivery to each prospective Unitholder of appropriate written materials, and the execution by each person receiving Units of a qualifying subscription agreement.

Item 3.   Defaults on Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               99.1 Articles Supplementary for Series H Cumulative Convertible Redeemable Preferred Stock

               99.2 Twenty-fourth Amendment to First Amended and Restatement of Agreement of Limited Partnership of the Operating Partnership

               99.3 Twenty-fifth Amendment to First Amended and Restatement of Agreement of Limited Partnership of the Operating Partnership

               99.4 Twenty-sixth Amendment to First Amended and Restatement of Agreement of Limited Partnership of the Operating Partnership

               99.5 Twenty-seventh Amendment to First Amended and Restatement of Agreement of Limited Partnership of the Operating Partnership

               99.6 Third Amendment to First Amended and Restated Agreement of 1994 Employee Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc.

               99.7 First Amendment to First Amended and Restated 1994 Employee Restricted Stock and Restricted Unit Plan

          (b)  Reports on Form 8-K:

               A Form 8-K dated September 8, 1999 was filed on September 22, 1999 to report the Company's announcement of its agreement to acquire Forte Towers, a 1,339 unit, five building high-rise in South Beach, Florida.

               A Form 8-K/A dated July 2, 1999 was filed on September 16, 1999 to report historical and pro forma financial information for Somerset, Countryside, and The Consulate apartment properties which were acquired by the Company on July 2, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                         By: Charles E. Smith Residential Realty, Inc., its General Partner

November 12, 1999        By:  /s/   W. D. Minami
                              -----------------------------
                              W. D. Minami
                              Senior Vice President and Chief Financial Officer
                              Charles E. Smith Residential Realty, Inc.
                              (on behalf of the Registrant and as Principal
                              Financial Officer)

                         By:  /s/  Steven E. Gulley
                              -----------------------------
                              Steven E. Gulley
                              Chief Accounting Officer
                              Charles E. Smith Residential Realty, Inc.