Form 10-K
period 1999-12-31
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 2000-03-29
CIK 906785

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
---
            of 1934 for the fiscal year ended December 31, 1999  or

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

     Portions of the proxy statement of Charles E. Smith Residential Realty, Inc. for its annual shareholders' meeting to be held in 2000 are incorporated by reference into Part III.

                          FORWARD-LOOKING STATEMENTS


     When used throughout this report, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions, particularly with regard to the levels of multifamily property occupancy and rental growth in the Washington, D.C., southeast Florida, Chicago, and Boston metropolitan areas; the Company's ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the acceptance of the Company's financing plans by the capital markets, and the effect of prevailing market interest rates and the pricing of the Company's stock; and other risks described from time-to-time in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


                                    PART I

Item 1.  Business.

     Charles E. Smith Residential Realty, Inc. (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") that is engaged primarily in the acquisition, development, management and operation of multifamily properties. The Company, together with its subsidiaries as described below, is a fully integrated real estate organization with in-house acquisition, development, financing, marketing, leasing, and property management expertise. The Company's primary strategy for growth is to acquire, develop, own and manage high quality multifamily properties for income generation and long-term value appreciation.

     The Company is structured as an umbrella partnership REIT whereby all of the Company's properties, property interests, and business assets are owned by, and its operations are conducted through, Charles E. Smith Residential Realty L.P., a Delaware limited partnership (the "Operating Partnership") of which the Company is the sole general partner and holder of approximately 65% of the common and preferred units of limited partnership interest ("Units") as of March 1, 2000. The other limited partners of the Operating Partnership (the "Minority Interest") include former owners of properties and property service businesses acquired by the Operating Partnership (see "History of the Company" below) and investors holding preferred units. The Operating Partnership owns 100% of the non-voting common stock, which represents 99% of the total economic interest of three operating companies and 95% of the economic interest of one operating company (collectively, the "Property Service Businesses") which provide services to multifamily and commercial properties including properties owned by the Operating Partnership. The four Property Service Businesses are: Smith Realty Company, which directly provides management, leasing, development and insurance services and indirectly provides furnished corporate apartments through a wholly-owned subsidiary;

Consolidated Engineering Services, Inc. and Combustioneer Corporation, which both provide engineering and technical services; and Smith Management Construction, Inc., which provides construction and interior renovation services. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership, subject to the consent of the holders of Units in connection with the sale of all or substantially all of the assets of the Operating Partnership. Some references made herein to the Company include the Operating Partnership and the Property Service Businesses, as the context requires.

     As of March 1, 2000, the Company, through the Operating Partnership and its subsidiaries, owned 52 operating multifamily apartment properties containing a total of 25,151 units (the "Multifamily Properties") and two retail centers containing approximately 436,000 square feet of retail space (the "Retail Properties"). The Company also owned two properties under construction containing 951 units and owned substantially all of the economic interest in one property under construction containing 226 units. In addition, the Company had partial interests in three operating multifamily properties totaling 1,267 apartment units and one property under construction totaling 630 units. Most of the Company's properties are located in the Washington, D.C. metropolitan area with additional properties in the Chicago, Illinois and Boston, Massachusetts metropolitan areas and in southeast Florida (collectively, the "Properties").

     The Company's executive offices are located at 2345 Crystal Drive, Crystal City, Arlington, Virginia 22202, and its telephone number is (703) 920-8500. The Company is a Maryland corporation formed in 1993. The Company completed its initial public offering of common stock on June 30, 1994. The Operating Partnership is a Delaware limited partnership formed in 1993; it commenced business operations on June 30, 1994.

History of the Company

     The Company and the Operating Partnership were formed to succeed to the property assets and certain asset management and property service businesses of the Charles E. Smith Companies (the "Smith Companies"). On June 30, 1994, the Company consummated an initial public offering (the "Initial Public Offering") of 8,632,800 shares of its common stock, $.01 par value per share, and a private placement of 416,667 shares of its common stock. The Company contributed the net proceeds of such offerings to the Operating Partnership in return for 9,049,467 Units of general and limited partnership interest therein. On that same date, the Operating Partnership acquired, in exchange for 12,131,292 Units, 30 Properties (reflects the combination of three buildings into one for operational and statistical purposes), partial interests in two additional properties, all of the non-voting common stock of three of the Property Service Businesses (representing 99% of the economic interest), and notes of the Property Service Businesses in the aggregate amount of $44.5 million, (collectively, the "Formation Transactions").

     Since the Formation Transactions and through March 1, 2000, the Operating Partnership developed two and acquired 30 operating Multifamily Properties totaling 16,070 apartment units, acquired interests in three operating multifamily properties totaling 1,267 units, and sold eight properties totaling 2,754 units. Since the Formation Transactions, the Company and Operating

Partnership have issued an additional $671 million in common and preferred equity, including Operating Partnership units exchanged for acquisitions, net of costs. In addition, the Operating Partnership had $817.3 million of fixed rate mortgage indebtedness at December 31, 1999, secured by certain properties (see "Mortgage Financing"), maintained two unsecured lines of credit with a total capacity of $285 million, and had $80.0 million in outstanding construction loans.

Business Strategy

     The Company seeks growth in funds from operations (a common measure of equity real estate investment trust performance, defined as net income [loss] computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring, property sales, and other non-recurring items, plus depreciation and amortization of assets unique to the real estate industry) while preserving and enhancing property values by pursuing the following strategies: (i) maximizing cash flow from operations of the Properties by seeking to maintain high occupancy levels, obtain rent increases, manage resident turnover efficiently, make strategic capital investments, expand the availability of furnished rental apartments, initiate new resident fees and control operating expenses; (ii) acquiring additional multifamily properties for Common Stock, Units, or cash in situations where, in the judgment of management, the Company's business strengths have the potential to increase property performance and value; (iii) developing new multifamily properties consistent with the predecessor Smith Companies' historical policies of constructing and maintaining high quality properties for long-term income and value enhancement; and (iv) actively promoting the comprehensive services of the Property Service Businesses. In addition to its activities in the Washington, D.C. metropolitan area, the Company also seeks to acquire additional properties or portfolios in Chicago, Boston, southeast Florida and other markets with characteristics similar to the Company's current portfolio that offer opportunities for income generation and long-term growth.

Financing Strategy

     To the extent that the Company's board of directors determines to seek additional capital for acquisitions or otherwise, the Company may raise such capital through additional equity offerings, debt financing, asset sales or retention of cash flow (subject to provisions of the Internal Revenue Code of 1986, as amended, requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income), or a combination of these methods.

Equity

     As long as the Operating Partnership is in existence, the net proceeds of all equity capital raised by the Company (Stock) will be contributed to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership (Units) having the same characteristics as those of the securities issued by the Company.

     During 1999, the Company and the Operating Partnership completed several equity transactions. All references to issuance by the Company of Stock also resulted in issuance of equivalent units by the Operating Partnership.

     In March 1999, 125,367 shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares") were converted to shares of common stock on a one-for-one basis. In May 1999, the remaining 589,261 shares of Series B Preferred Shares were converted to shares of common stock on a one-for-one basis.

     In July 1999, the Company entered into a purchase agreement with Security Capital Preferred Growth, Inc. ("Security Capital") for 684,931 shares of Series E Cumulative Convertible Redeemable Preferred Stock ("Series E Preferred Shares"), $0.01 par value, at $36.50 per share for a total of $25.0 million, less $0.9 million of offering costs. The Series E Preferred Shares were issued on July 13, 1999. The Company also entered into purchase agreements with Security Capital for 666,667 shares of Series F Cumulative Convertible Redeemable Preferred Stock ("Series F Preferred Shares"), $0.01 par value, at $37.50 and 641,026 shares of Series G Cumulative Convertible Redeemable Preferred Stock ("Series G Preferred Shares"), $0.01 par value, at $39.00. The Series F Preferred Shares were issued on October 1, 1999 for $25.0 million, less $0.6 million of offering costs, and the Series G Preferred Shares were issued on November 5, 1999 for $25.0 million, less $0.4 million of offering costs. The dividend yield to be paid on these preferred shares will be 7.75% in the first year following their issuance, 8.25% in year two and 8.5% in year three and thereafter, with a minimum payment equivalent to the dividend rate paid on the Company's common stock. Conversion to common stock is on a one-for-one basis with call protection varying by series between three and six years.

     In September 1999, the Company issued 2,200,000 shares of Series H Cumulative Convertible Redeemable Preferred Stock ("Series H Preferred Shares"), $0.01 par value, for $53.5 million, net of offering costs of $1.5 million. The Series H Preferred Shares have a liquidation preference of $25 per share and a five-year non-call provision. Dividends are payable quarterly at the greater of 8.125% of the liquidation preference or the dividend declared on the number of shares of Common Stock of the Company into which a Series H Preferred Share is convertible. The holders of the Series H Preferred Shares have the right, at any time, to convert such shares to shares of common stock at a conversion price of $38.50 (equivalent to a conversion rate of approximately 0.65 shares of common stock for each Series H Preferred Share). Simultaneously with the above, the Operating Partnership also issued 1.8 million Series H Cumulative Convertible Redeemable Preferred Units ("Series H Preferred Units") for $43.7 million, net of offering costs of $1.3 million. The Series H Preferred Units have terms similar to the Series H Preferred Shares.

     In November 1999, the Company issued 694,586 shares of common stock in a merger transaction with the owner of several Florida properties. Each share was valued at $34.00 in this transaction.

     In December 1999, the Company issued 200,000 shares of common stock valued at $35.00 per share under an agreement with Consolidated Engineering Services, Inc. Consolidated Engineering distributed the shares to partially fund its $23 million acquisition of New England Mechanical Services, Inc.

     The Company currently has on file with the Securities and Exchange Commission two effective registration statements which allow the sale of up to $450,000,000 in debt or equity securities, of which approximately $266,000,000 remains available. The Company and the Operating Partnership also may issue securities senior to the Common Stock or Units, including additional preferred stock or debt securities (either of which may be convertible into common stock or Units or may be accompanied by warrants to purchase common stock or Units).

Debt

     The Company's policy is to incur debt (including debt incurred under its lines of credit) only if upon such incurrence its ratio of debt to total market capitalization would be 60% or less ("market capitalization" is defined as common stock and units multiplied by the Company's stock price plus debt plus the liquidation value of preferred shares and units). The Company and its Board of Directors may reevaluate or modify this financing policy from time to time in light of economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. At December 31, 1999, the Company's debt to total market capitalization ratio was 38.6%.

Property Management

     The Company and its Property Service Businesses are experienced in the management and leasing of multifamily properties. The Company believes that the management and leasing of its own portfolio has resulted in consistent income growth and reduced operating expenses. The Property Service Businesses have provided the Company both with a source of cash flow and with economies of scale in conjunction with the management and leasing of its own Properties. These Property Service Businesses also allow the Company and its subsidiaries to establish additional relationships with tenants that benefit the Properties.

Development

     Prior to July 1999, the Company obtained certain development services through a cost reimbursement arrangement with Charles E. Smith Construction, Inc., an affiliate of Robert H. Smith and Robert P. Kogod. In July 1999, the Company brought this expertise in-house, by hiring nearly all of the development personnel, in recognition of the significant increase in the Company's development activities and the desire to eliminate a growing related party transaction. No development services are provided other than those rendered to the Company and its affiliates.

Property Service Businesses

     Smith Realty Company ("SRC"). SRC, an operating business unit of the Company, is the successor to a long-established, integrated business with extensive experience in leasing and managing multifamily properties. This business unit has been managing and leasing multifamily housing in the Washington, D.C. metropolitan area since 1946 and, as of March 1, 2000, manages 65 apartment properties, of which 52 are owned by the Operating Partnership. It also assists in the development and acquisition of additional multifamily properties and provides insurance services and furnished corporate apartments directly or through subsidiary corporations.

     The corporate services businesses, conducted through SRC, enable a central office to provide supporting services in the areas of insurance, legal advice, accounting, finance, information systems, human resources, office administration and marketing to the Company and the Property Service Businesses, as well as to other affiliated third parties, including CESCR. Services are provided at cost (including overhead) in accordance with cost and executive sharing agreements. In management's opinion, the allocation methods provide reasonable estimates of the costs that would have been incurred by the Company had the services been provided by the Company.

     Historically, SRC solicited, procured and arranged financing for a fee on behalf of commercial office properties affiliated with the Company. In 1997 and 1998, the majority of these commercial office properties were rolled up into a master partnership, Charles E. Smith Commercial Realty L.P. ("CESCR"), an affiliate of Messrs. Smith and Kogod. In connection with the formation of CESCR, the Company entered into an agreement to provide financing services to CESCR only through December 31, 1998. On May 1, 1999, the Company received 79,905 Operating Partnership units valued at $2.5 million as a final settlement from an affiliate of Messrs. Smith and Kogod, which were immediately canceled. Management does not expect any significant future income from Financing Services.

     During 1998, SRC acquired Noel Enterprises, Inc. (d/b/a "SCL West"), a provider of furnished corporate apartments in Chicago, Illinois, for a total purchase price of $6.3 million.

     During 1999, SRC sold its retail management and leasing business to CESCR for $1,099,000 plus certain adjustments. The Company recognized a gain on the sale of $802,000.

     Consolidated Engineering Services, Inc. ("CES"). CES, an operating business unit of the Company, is a broad-based building technology services company with expertise in the management, operation, maintenance, installation and repair of a building's "physical plant". The Company provides a variety of related services, including on-site facilities management and maintenance, automated environmental monitoring and control, engineering consulting, and mechanical and electrical repair and installation.

     In 1999, CES initiated a growth strategy to expand CES's market leadership position beyond the Mid-Atlantic region through a combination of internal growth and friendly acquisitions or mergers with high-quality firms in key regions such as the Midwest and Northeast. Management of CES and the Company believe this strategy will position CES for a public or private equity transaction in the next one-to-three year period, which will fully recognize the inherent value in this business. During the third quarter of 1999, CES expanded its facilities management services by acquiring a similar business from CESCR for cash of $1.4 million plus certain adjustments, which CES borrowed from the Operating Partnership. The Operating Partnership also acquired a 95% non-voting interest in AASE, Inc., an environmental consulting firm headquartered in Maryland with a satellite office in New York City. The Company invested $3.5 million, which consisted of 49,762 Operating Partnership units valued at $1.7 million and cash of $1.8 million. Subsequently, the

Operating Partnership contributed its 95% non-voting interest in AASE, Inc. to CES in return for additional CES stock.

     In November 1999, CES acquired New England Mechanical Services, Inc. ("NEMSI"), one of the largest engineering and mechanical contractors in the northeastern United States. NEMSI is headquartered in Connecticut with operations in Connecticut, Massachusetts and Rhode Island, and will retain its name while operating as CES's northeast regional office. CES invested $23 million which consisted of $16 million in cash and 200,000 shares of common stock of the Company valued at $7 million. CES borrowed $18.4 million from the Operating Partnership, of which $7 million was used to purchase the common stock from the Company. The balance of $4.6 million was provided by a capital contribution from the Operating Partnership.

     Combustioneer Corporation ("CC"). In August 1999, the Operating Partnership acquired a 95% non-voting interest in Combustioneer Corporation, a mechanical contracting firm headquartered in Maryland. The Company invested $8.0 million, which consisted of 112,003 units valued at $3.7 million and cash of $4.3 million.

     Smith Management Construction, Inc. ("SMC"). SMC, an operating business unit of the Company, is a construction management and general contracting company that provides interior construction and renovation services to the Properties and various other affiliated and unaffiliated third-party clients. This business focuses primarily on capital improvement projects and office and retail tenant space construction and alteration, and provides the expertise necessary to take a project from the initial planning and pre-construction stage through the completion of construction. In 1999, oversight was provided to approximately $68.6 million of construction activity.

Employees

     As of March 1, 2000, the Company and its affiliates had approximately 2,710 full-time and part-time employees, the latter primarily employed in on-site clerical positions. This total includes 900 employees who provide on-site property services and, in the Property Service Businesses, 1,350 employees in its engineering and technical services affiliates, 100 employees in its interior construction and renovation affiliate, and 360 employees in its residential leasing and management, acquisitions and development, and corporate services operations.

Recent Developments

     Acquisition Properties. During 1999, the Company, through the Operating Partnership, acquired eight operating multifamily properties containing 5,693 apartment units, as further described below:

     Buchanan House. In January 1999, this 442-unit multifamily property in Crystal City, Virginia, was acquired for a total capitalized cost of $66.0 million, which includes assumed debt of $7.4 million, a fair value adjustment to debt of $0.5 million, initial capital improvement costs of $5.0 million and $0.4 million in acquisition related costs. The acquisition was funded by proceeds from the 1998 sale of Marbury Plaza and a draw on the Company's bank line of credit. Subsequent to this acquisition, the Company has determined that it will spend an estimated $10 to $15 million in additional capital improvements. Approximately $5 million of the increase is related to improving the retail space while the remainder is related to balconies and other structural repairs. During the fourth quarter of 1999, the Buchanan House had an average economic occupancy of 98.8% and average monthly revenue per apartment unit of $1,486.

     Parkwest. In January 1999, this 139-unit multifamily property in Chicago, Illinois, was acquired for a total capitalized cost of $13.6 million, consisting of 138,111 Operating Partnership Units valued at $4.3 million, assumed debt of $6.0 million, a fair value adjustment to debt of $0.4 million, initial capital improvement costs of $0.8 million, and $2.1 million of cash. During the fourth quarter of 1999, Parkwest had an average economic occupancy of 94.7% and average monthly revenue per apartment unit of $1,171.

     Terrace. In January 1999, this 427-unit multifamily property in Elk Grove Village, Illinois, was acquired for a total capitalized cost of approximately $25.7 million, consisting of 291,551 Operating Partnership Units valued at $9.1 million, assumed debt of $13.7 million, a fair value adjustment to debt of $0.2 million, initial capital improvement costs of $1.2 million, and $1.5 million of cash. During the fourth quarter of 1999, Terrace had an average economic occupancy of 94.2% and average monthly revenue per apartment unit of $822.

     Countryside. In July 1999, the Company acquired this 720-unit apartment property in Palatine, Illinois, for a total capitalized cost of $44.8 million, consisting of 215,877 Operating Partnership Units valued at approximately $7.3 million, new mortgage debt of $28.0 million, initial capital improvement costs of $1.2 million, and cash of $8.3 million. During the fourth quarter of 1999, Countryside had an average economic occupancy of 93.6% and average monthly revenue per apartment unit of $917.

     Somerset. In July 1999, this 1,158-unit apartment property located in Glendale Heights, Illinois, was acquired for a total capitalized cost of $57.7 million, consisting of 430,990 Operating Partnership Units valued at approximately $14.6 million, assumed mortgage debt of $32.7 million, initial capital improvement costs of $1.2 million, a fair value adjustment to debt of $0.6 million, and cash of $8.6 million. During the fourth quarter of 1999, Somerset had an average economic occupancy of 90.2% and average monthly revenue per apartment unit of $683.

     The Consulate. In July 1999, the Company acquired this 269-unit apartment property located in Washington, D.C., for a total capitalized cost of $32.7 million, consisting of assumed debt of $12.8 million, initial capital improvement costs of $0.5 million, and $19.4 million of cash. During the fourth quarter of 1999, The Consulate had an average economic occupancy of 97.1% and average monthly revenue per apartment unit of $1,221.

     Forte Towers. In November 1999, this 1,339-unit multifamily property located in Miami Beach, Florida, was acquired in a merger for consideration consisting of 694,586 shares of common stock valued at $23.6 million, assumed debt of $34.3 million, and cash funded primarily through the sale of 641,026 Series G Preferred Shares valued at $25 million, for a capitalized cost of $86.3 million. The Company plans to spend $25 to $30 million in renovations over the next two years to reposition this property.

     Ocean View at Aventura Beach ("Aventura"). In December 1999, the Company acquired this 1,199-unit multifamily property located at Aventura Beach in southeast Florida, for a total capitalized cost of $77.7 million, consisting of $56.7 million in proceeds from the sale of three of the Company's existing properties, with the balance drawn on the Company's line of credit.

     In January 2000, the Company acquired an additional 1,470-unit property in Southeast Florida, Ocean View at Sunset Pointe ("Hollywood"). The total capitalized cost of $102.9 million consisted of $8 million in proceeds from the sale of one multifamily asset, with the balance drawn on the Company's line of credit. The Company plans to make additional investments over the next two years to reposition the Aventura and Hollywood properties. Although the Company is in the process of finalizing its redevelopment plans, management expects to spend a minimum of $25 million and may make additional investments depending upon the expected incremental return.

     Disposition Properties. During 1999, the Company sold six operating multifamily properties containing 1,855 apartment units, as further described below.

     In February 1999, the Company sold The Manor, a 435-unit property located in suburban Maryland for $22.6 million. The Company recognized a gain on the sale of $1.9 million.

     In December 1999, the Company sold Potomac View (192 units), Suburban Towers (172 units), Windsor Towers (280 units), and Columbian-Stratford (227 units), all northern Virginia properties, as well as the Fort Chaplin property (549 units) located in Washington, D.C.. With the exception of Potomac View, all were disposed in an I.R.C. tax-deferred Section 1031 exchange, in connection with the Aventura and Hollywood purchases described above. Total combined proceeds from the sales were approximately $77.7 million, and the Company recognized a total gain of approximately $57.2 million.

     Development Properties. At December 31, 1999, the Company had three properties totaling 1,177 apartment units under construction, and had delivered all 564 units of another property, as further described below.

     Courthouse Place. In June 1999, the Company completed the construction of this 564-unit high-rise apartment property in Arlington, Virginia for a total capitalized cost of $68.9 million. During the fourth quarter of 1999, Courthouse Place had an average economic occupancy of 99.1% and average monthly revenue per apartment unit of approximately $1,395.

     One Superior Place. During 1997, the Company began construction on a 52-story, 809-unit high-rise apartment and commercial center in downtown Chicago. Initial delivery occurred in July 1999, and stabilization is expected in the second quarter of 2000. As of March 1, 2000, the property was 90% leased.

     Park Connecticut. During 1998, the Company began construction on a 142-unit high-rise apartment property in downtown Washington, D.C. The project delivered initial units in the first quarter of 2000 with stabilization expected in the third quarter of 2000.

     Alban Towers. In August 1999, the Company entered into an agreement with an affiliate of Starwood Capital Group to jointly purchase and redevelop Alban Towers, a historic landmark property in Washington, D.C. Estimated cost of the 226-unit project is $53.0 million with completion expected in mid-2001. Under the agreement, the Company has the right to acquire Starwood's interest for $100,000 at the end of five years from construction completion.

     As of March 1, 2000, the Company owned land for future development with a cost basis of $19.3 million.

     Joint Ventures. During 1999, the Company entered into three joint venture agreements, as further described below.

     Renaissance. In March 1999, the Company and J.P. Morgan Strategic Property Fund ("J.P. Morgan") formed a joint venture that acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia, for approximately $37.0 million. The joint venture plans to invest an additional $2.0 million in initial capital improvements and has placed debt of $19.0 million on the property. The debt carries an interest rate of 6.48% and matures in February 2006. Ownership interests in the joint venture are held 75% by J.P. Morgan and 25% by the Company. The Company's initial equity contribution totaled $4.4 million consisting of 21,903 Operating Partnership units valued at $0.7 million and cash of $3.7 million.

     Springfield Station. In May 1999, the Company and J.P. Morgan formed a joint venture to own and operate the Company's recently developed 631-unit Springfield Station property. The Company sold a 52% interest in Springfield Station to J.P. Morgan and received proceeds of approximately $50.0 million from the transaction. The joint venture placed $37.0 million in debt financing on the property at 6.85% fixed interest, which matures on June 1, 2009. The Company provided a construction completion guarantee on the project as well as a payment guarantee of $14.1 million of debt. The guarantees were released on September 30, 1999. The Company recognized $4.6 million of the $5.2 million gain and will defer the balance until final costs have been determined.

     University Center. In May 1999, the Company and J.P. Morgan also formed a development joint venture to develop a new 630-unit multifamily property in Loudon County, Virginia at the western end of the Dulles Technology corridor. Ownership interests are held 60% by J.P. Morgan and 40% by the Company. The joint venture intends to place debt financing for 50% of the project's estimated $66.0 million development cost. Construction commenced during the third quarter of 1999 with final completion expected in 2001. The Company's initial equity contribution consisted of land acquired in 1998 for $5.4 million, less cash received of $3.0 million. The Company will provide development services and a construction completion guarantee to the venture. A Company affiliate will provide property management and marketing services.

     Other. In March 1999, the Company acquired the land beneath its Crystal Square property and the 5.1% net profit interest in its Crystal Plaza property. The purchase price of $10.0 million consisted of 32,258 Operating Partnership Units valued at $1.0 million and the assumption of debt, which was repaid with $9.0 million of cash drawn upon the line of credit. The transaction, which was completed concurrently with the purchase by Charles E. Smith Commercial Realty L.P. of commercial land and partnership interests, was reviewed and approved by the Company's independent directors.

     In July 1999, the Company acquired the land beneath its Orleans Village property at a cost of $0.4 million consisting of 7,797 Operating Partnership Units valued at $0.2 million and cash of $0.2 million.

Tax Status

     The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with its taxable year ended December 31, 1994. The Company believes that it qualifies for taxation as a REIT, in which case the Company generally will not be subject to federal income tax on income that it distributes to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income. In addition, the Property Service Businesses, which do not qualify as REITs, are subject to federal, state, and local taxes on their net taxable income.

Financial Information

     For information relating to the Company's operating segments, please refer to Footnote 15 in the Financial Statements.

Executive Officers of the Company

     The following is a biographical summary of the experience of the executive officers of the Company:

     Robert H. Smith. Mr. Smith is Chairman of the Board of the Company, Co-Chairman of the Board of SMC and SRC, and Director of each of the Property Service Businesses. From 1962 to 1999, Mr. Smith was the President, Chief Executive Officer and a Director of Charles E. Smith Construction, Inc. and its predecessor companies, where he directed all phases of development and construction of the Smith Companies' office, retail and residential real estate projects. He is also Co-Chairman of the Board and a Director of Charles E. Smith Commercial Realty L.P. which together with its subsidiaries and affiliates is engaged in the ownership, operation, and management of commercial office buildings. Mr. Smith joined the Smith Companies in 1950. Mr. Smith is 71 years old and the brother-in-law of Robert P. Kogod.

     Robert P. Kogod. Mr. Kogod is Chairman of the Executive Committee of the Board of the Company, Co-Chairman of the Board of SMC and SRC, and Director of each of the Property Service Businesses. From 1994 to January 2000, Mr. Kogod was Co-Chief Executive Officer and Co-Chairman of the Board of the Company.
From 1964 to 1997, Mr. Kogod was the President, Chief Executive Officer and a Director of Charles E. Smith Management, Inc., where he oversaw and directed all phases of the leasing and management of the Smith Companies' commercial real estate portfolio. He is also the Co-Chairman of the Board and a Director of Charles E. Smith Commercial Realty L.P., a successor to Charles E. Smith Management, Inc., and the owner, operator, and manager of commercial office buildings. Mr. Kogod joined the Smith Companies in 1959. Mr. Kogod is 68 years old and the brother-in-law of Robert H. Smith.

     Ernest A. Gerardi, Jr. Mr. Gerardi is President, Chief Executive Officer and a Director of the Company. Mr. Gerardi is also Chairman of the Board and Chief Executive Officer of CES, and President and Chief Executive Officer of SMC and SRC. In addition, he is a Director of each of the Property Service Businesses. From 1985 until 1994, Mr. Gerardi was a member of the Executive Committee of Charles E. Smith Management, Inc., where he had overall responsibility for all day-to-day business operations and long-range planning. From 1985 through 1993, he served as Executive Vice President and Senior Executive Vice President of Charles E. Smith Management, Inc. Prior to joining the Smith Companies in 1985, Mr. Gerardi was with Arthur Andersen and Co. where he served as senior partner in charge of the firm's accounting and financial practice for over 250 professionals in Washington, D.C. During his 27 years with Arthur Andersen, he specialized in management consultation and strategic planning. He is also a member of the American Institute of Certified Public Accountants and the D.C. Institute of Certified Public Accountants. Mr. Gerardi is 64 years old.

     Wesley D. Minami. Mr. Minami is Executive Vice President and Chief Financial Officer of the Company and Smith Realty Company, one of the Property Service Businesses, and is responsible for the Company's debt portfolio, corporate financial planning, and its treasury, accounting, controls and information systems departments. Prior to joining the Company in 1997, Mr. Minami was the Chief Financial Officer for Ascent Entertainment Company where he was responsible for an $86 million initial public offering spin-off of Ascent, which had been a wholly-owned subsidiary of Comsat Corporation. Formerly, he had served as the Treasurer of Comsat Corporation. From 1985 to 1993, Mr. Minami held several positions, including Senior Vice President, Chief Financial Officer at Oxford Realty Services Corporation which developed and managed a portfolio of over 45,000 apartment units. Mr. Minami is 43 years old.

     John T. Gray. Mr. Gray is Executive Vice President-Residential Management of the Company and Smith Realty Company, one of the Property Service Businesses. Prior to joining the Smith Companies in November 1998, he was President for two years of Walter V. Clark Associates, a human resources consulting firm. Prior to that, Mr. Gray was with Summit Properties, Inc. for ten years. As President of the Management Company, he was an active participant in Summit's initial public offering and had total responsibility for the residential portfolio of over 20,000 apartment units. Mr. Gray is responsible for the overall management, leasing and operation of Smith's multifamily portfolio. Mr. Gray is 44 years old.

     John W. Guinee. Mr. Guinee is Executive Vice President and Chief Investment Officer of the Company and Smith Realty Company, one of the Property Service Businesses, and is responsible for the acquisition and disposition efforts of the Company. Prior to joining the Company in 1997, Mr. Guinee was a Managing Director with LaSalle Advisors, where he headed an acquisitions group with an annual investment volume of $250-$300 million and led the REIT securities private placement effort. Additional responsibilities during his 12 years with LaSalle Advisors included asset management and investor relations. From 1982 through 1985, Mr. Guinee was a development manager with Gerald D. Hines Interests in San Francisco. Mr. Guinee is 44 years old.

     Alfred G. Neely. Mr. Neely is President-Development Division of the Company, responsible for the zoning, planning and development of all multifamily properties. Since joining Charles E. Smith Construction, Inc., in 1989 initially as a Senior Vice President and then as a Group Senior Vice President, Mr. Neely has been responsible for zoning, planning and development. Prior to joining the Smith Companies, Mr. Neely was Executive Vice President and Managing General Partner of the New Height Group, a real estate and development company in Denver, Colorado. During his ten years with this company, Mr. Neely was responsible for development and management of mixed-use properties. Mr. Neely is 54 years old.

     Matthew B. McCormick. Mr. McCormick is Senior Vice President-Residential Marketing of the Company and Smith Realty Company, one of the Property Service Businesses. Prior to January 1998, Mr. McCormick was the Senior Vice President and Department Head of the Retail Group, where he was responsible for retail property management and leasing, as well as outside retail brokerage services. Prior to joining the Smith Companies in 1988, Mr. McCormick was a retail specialist with the Washington, D.C. office of Coldwell Banker. Mr. McCormick is 39 years old.

     Robert D. Zimet. Mr. Zimet is Senior Vice President, General Counsel and Secretary of the Company and Smith Realty Company, one of the Property Service Businesses. He was the General Counsel and a Senior Vice President of Charles
E. Smith Management, Inc., since joining the Smith Companies in 1983, and became a Group Senior Vice President in 1991. He continues in these capacities for Charles E. Smith Commercial Realty, Inc., a successor to Charles E. Smith Management, Inc., and the owner, operator, and manager of commercial office buildings. Mr. Zimet is responsible for the legal affairs of the Company and the Smith Companies, as well as supervision of the Human Resources and Office Services departments of Smith Realty Company. Mr. Zimet is 61 years old.

Item 2.    Properties

General

     The properties as of March 1, 2000 consist of the following:

                                                                   Portfolio
                                       ---------------------------------------------------------------

                                                                          Partially
                                       Core   Acquisition   Development     Owned      Retail    Total
                                       ----   -----------   -----------   ---------    ------    -----
Owned
-----
   Multifamily - operating               37        14             1           -           -        52
   Multifamily - under construction       -         -             3           -           -         3
   Retail                                 -         -             -           -           2         2

Partially Owned
---------------
   Multifamily - operating                -         -             -           3           -         3
   Multifamily - under construction       -         -             -           1           -         1
                                       ----       ---           ----       ----         ---        --

Total                                    37        14             4           4           2        61
                                       ====       ===           ====       ====        ====      ====

     Twenty-three of the Multifamily properties and both Retail Properties were acquired in connection with the Formation Transactions. At March 1, 2000 the Company held a minority limited partnership interest in one other multifamily property in the Washington metropolitan area, acquired in the Formation Transactions and increased in a subsequent transaction.

     All of the Company's properties are located in developed areas that include other residential and retail properties. The number of competitive residential properties in a particular area could have a material effect on the Company's ability to lease apartment units and on the rents charged. In addition, other forms of single and multifamily residential properties provide housing alternatives to tenants and potential tenants of the Company's residential properties. The Company's retail properties face similar competition with other retail properties with respect to tenant leases. The Company believes that the properties are well located in their markets and are well constructed and designed. In the opinion of management, the Company's properties are adequately covered by insurance.

Multifamily Properties

     The 51 operating Multifamily Properties owned as of December 31, 1999 contain a total of 23,681 apartment units, of which 66% are mid-rise or high-rise buildings, ranging in size from 115 to 1,339 apartment units. Six of the properties are located in the Chicago, Illinois metropolitan area, two are located in the Boston, Massachusetts metropolitan area, and two are located in southeast Florida with the balance in the Washington D.C. metropolitan area. All of the Multifamily Properties are 100% owned by the Company and its subsidiaries. In 1999, the average monthly rental revenue per core unit was $1,119 and the average economic occupancy was 97.5% for the

Core Residential Portfolio (Multifamily Properties owned as of December 31, 1997.) As of December 31, 1999, the average age of the operating Multifamily Properties, weighted by 1999 revenues, was 22 years.

     Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities and services, which may include 24-hour desk service, swimming pools, tennis courts, exercise rooms and/or saunas, party or meeting rooms, tenant newsletters, and laundry facilities. Nearly all units are wired for cable television, and many units also offer additional features, such as washer/dryer, microwave, fireplace, and patio/balcony. The Company maintains an ongoing program of regular maintenance and capital improvements and renovations, including roof replacement and exterior maintenance, kitchen and bath renovations, balcony repairs, and replacements of various building systems.

     The following table sets forth certain additional information relating to the Multifamily Properties as of December 31, 1999 (in the following table, occupancy is based upon economic occupancy, which measures occupancy beginning on the rent commencement date; monthly revenue per unit is total property revenue divided by the number of apartment units; and certain data may be omitted for properties not operated by the Company for the entire year):

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
--------------------------------------------------------------------------------
                       Residential Portfolio Statistics
                     For the Year Ended December 31, 1999

                                                                            Monthly       %                       %
                                                     Average                  GOI       Change                  Change
                              Property    Apartment  Sq. Ft.       GOI      Per Unit     From     Occupancy      From
Property Type/Property Name     Type        Units    Per Unit    YTD 99      YTD 99     YTD 98      YTD 99      YTD 98
---------------------------     ----        -----    --------  ----------   --------    ------    ---------     ------
                                                               (in 000's)
CORE RESIDENTIAL PORTFOLIO

Washington, D.C.
 1841 Columbia Road          Mid-rise          115       634    $  1,439     $1,043       9.2%       99.4%        0.4%
 2501 Porter Street          High-rise         202       760       3,939      1,625      10.6%       99.2%        1.7%
 Albemarle                   High-rise         235     1,097       3,668      1,301       6.1%       97.4%       -1.5%
 Calvert-Woodley             High-rise         136     1,001       2,076      1,272       8.8%       98.9%       -0.1%
 Car Barn                    Garden            196     1,311       2,252        957       7.8%       99.0%        2.4%
 Cleveland House             High-rise         216       894       3,208      1,238       8.8%       98.2%       -1.0%
 Connecticut Heights         High-rise         519       536       5,968        958       7.8%       96.8%        1.2%
 Corcoran House              High-rise         138       464       1,492        901       8.3%       98.5%       -0.7%
 Statesman                   High-rise         281       593       2,910        863       8.2%       98.8%        1.1%
 Van Ness South              High-rise         625       956       8,905      1,187       7.1%       99.2%        0.5%
 The Kenmore                 High-rise         376       725       3,726        826       9.2%       98.4%        0.6%
                                            ------     -----    --------     ------      ----        ----        ----
                                             3,039       806    $ 39,583     $1,085       8.1%       98.4%        0.5%

Northern Virginia

 Crystal City
 ------------
 The Bennington              High-rise         348       804       4,677      1,120       5.9%       97.2%        1.2%
 Crystal House I             High-rise         426       917       5,564      1,088       7.8%       98.1%        0.9%
 Crystal House II            High-rise         402       938       5,028      1,042       5.6%       98.2%        1.6%
 Crystal Square              High-rise         378     1,121       5,603      1,235       4.8%       99.0%        0.0%
 Crystal Place               High-rise         180       894       2,954      1,367       4.4%       97.2%       -0.5%
 Gateway Place               High-rise         162       826       3,290      1,693      -4.9%       87.2%       -7.5%
 Water Park Towers           High-rise         360       881       6,497      1,504       5.0%       94.9%        2.0%
 Crystal Plaza               High-rise         540     1,129       8,587      1,325       5.7%       99.2%        0.8%
 Crystal Towers              High-rise         912     1,107      13,333      1,218       7.0%       98.9%        1.4%
                                            ------     -----    --------     ------      ----        ----        ----
                                             3,708       998    $ 55,533     $1,248       5.3%       97.5%        0.6%

 Rosslyn/Ballston
 ----------------
 Courthouse Plaza            High-rise         396       772       6,487      1,365       5.3%       98.0%        1.1%
 Lincoln Towers              High-rise         714       879      11,762      1,373       7.8%       95.4%        1.9%
                                            ------     -----    --------     ------      ----        ----        ----
                                             1,110       841    $ 18,249     $1,370       6.9%       96.3%        1.6%

 Tysons/Dulles
 -------------
 Charter Oak                 Garden            262     1,097       3,215      1,023       7.1%       97.4%        0.6%
 Oaks of Tysons              Garden            218       968       2,819      1,078       3.2%       96.0%       -1.2%
 Bedford Village             Garden            752     1,070       8,927        989       8.2%       97.3%        2.3%
 Patriot Village             Garden          1,065     1,162      12,299        962       5.2%       97.4%        0.8%
 Westerly at Worldgate       Garden            320       921       4,532      1,180       5.9%       97.6%        2.1%
                                            ------     -----    --------     ------      ----        ----        ----
                                             2,617     1,083    $ 31,792     $1,012       6.2%       97.3%        1.2%

 Other
 -----
 Arlington Overlook          Mid-rise          711       877       7,315        857       9.9%       96.8%        1.2%
 Berkeley                    Mid-rise          138       891       1,269        766       3.0%       96.8%       -0.6%
 Boulevard of Old Town       Garden            159       603       1,730        906      -2.9%       97.8%       -0.5%
 Columbia Crossing           Garden            247       976       3,569      1,204       7.4%       98.4%        2.6%
 Concord Village             Garden            531     1,025       5,526        867       5.7%       96.1%        0.7%
 Newport Village             Garden            937     1,115      10,771        958       5.1%       98.1%        1.0%
 Orleans Village             Garden            851     1,061       9,100        891       7.6%       97.4%        2.8%
 Skyline Towers              High-rise         940     1,221      11,764      1,043       5.6%       96.9%        1.4%
                                            ------     -----    --------     ------      ----        ----        ----
                                             4,514     1,046    $ 51,044     $  942       6.2%       97.3%        1.4%

Boston/Chicago
 2000 Commonwealth           High-rise         188       878       4,095      1,815      10.1%       97.9%
 One East Delaware           High-rise         306       704       7,514      2,046       8.5%       97.9%        1.7%
                                            ------     -----    --------     ------      ----        ----        -0.1%
                                                494      770    $ 11,609     $1,958       9.1%       97.9%       ----
                                             ------    -----    --------     ------      ----        ----         0.7%
                                             15,482      970    $207,810     $1,119       6.5%       97.5%        1.0%
                                             ------    -----    --------     ------      ----        ----        ----

                                                                                            Monthly       %                  %
                                                                     Average                  GOI       Change              Change
                                           Property      Apartment  Sq. Ft.       GOI      Per Unit     From    Occupancy    From
Property Type/Property Name                  Type          Units    Per Unit    YTD 99      YTD 99     YTD 98     YTD 99    YTD 98
---------------------------                  ----          -----    --------  ----------   --------    ------   ---------   ------
                                                                              (in 000's)
ACQUISITION PORTFOLIO
----------------------

 1998
 ----
 Tunlaw Gardens (Washington, DC)           Garden             167       850   $  1,709       $  853      N/A       97.4%      N/A
 Tunlaw Park (Washington, DC)              Mid-rise           120       856      1,674        1,162      N/A       96.7%      N/A
 Parc Vista (Crystal City, VA)             High-rise          299       770      5,226        1,456      N/A       96.4%      N/A
 McClurg Court (Chicago, IL)               High-rise        1,075       688     17,151        1,330      N/A       95.4%      N/A
 Cronin's Landing (Boston, MA)             Mid-rise           281     1,129      6,691        1,984      N/A       96.7%      N/A

 1999
 ----
 Buchanan House (Crystal City, VA)         High-rise          442     1,173      7,923          N/A      N/A         N/A      N/A
 Parkwest (Chicago, IL)                    High-rise          139       580      1,810          N/A      N/A         N/A      N/A
 Terrace (Chicago, IL)                     Garden             427       839      3,911          N/A      N/A         N/A      N/A
 The Consulate (Washington, DC)            High-rise          269       827      1,789          N/A      N/A         N/A      N/A
 Countryside (Chicago, IL)                 Garden             720       864      3,883          N/A      N/A         N/A      N/A
 Somerset  (Chicago, IL)                   Garden           1,158       575      4,772          N/A      N/A         N/A      N/A
 Forte Towers (S.E. Florida)               High-rise        1,339       742      1,891          N/A      N/A         N/A      N/A
 Ocean View at Aventura (S.E. Florida)     High-rise        1,199     1,045        358          N/A      N/A         N/A      N/A
                                                           ------     -----   --------
                                                            7,635       818   $ 58,788

 DEVELOPMENT PORTFOLIO
 ---------------------
 Courthouse Place (Rosslyn/Ballston, VA)   High-rise          564       849      6,420          N/A      N/A         N/A      N/A
 One Superior Place (Chicago, IL)          High-rise          809       N/A      3,063          N/A      N/A         N/A      N/A
 Park Connecticut (Washington, DC)         High-rise          142       N/A        N/A          N/A      N/A         N/A      N/A
 Alban Towers (Washington, DC)             Mid-rise           226       N/A        N/A          N/A      N/A         N/A      N/A
                                                           ------             --------
                                                            1,741             $  9,483

AALL RESIDENTIAL PROPERTIES                                24,858             $276,081          N/A      N/A         N/A      N/A
---------------------------                                ======             ========

PARTIALLY-OWNED PORTFOLIO
-------------------------

 Renaissance (25% owned)                   High-rise          330       984    $ 3,805          N/A      N/A         N/A      N/A
 Springfield Station (48% owned)           Garden/Mid-rise    631       909      4,964          N/A      N/A         N/A      N/A
 Brandywine (25% owned)                    High-rise          306     1,005      4,628          N/A      N/A         N/A      N/A
 University Center/(1)/ (40% owned)        Garden             630       N/A        N/A          N/A      N/A         N/A      N/A
                                                           ------             --------

                                                            1,897             $ 13,397
                                                           ======             ========

/(1)/ Property is currently under construction.

     The following table sets forth the total number of apartment units in the Core Residential Portfolio, the economic occupancy, and the average monthly rental revenue per unit as of the end of 1999 and in each of the previous three years:


Core Multifamily Properties

                                                               Average Monthly
Year               Number of Units     Percent Occupied*       Revenue Per Unit
----               ---------------     -----------------       ----------------
1999                      15,482               97.5%                $1,119
1998                      14,301               96.6%                $  970
1997                      14,198               96.4%                $  901
1996                      12,462               97.0%                $  883

* Based on economic occupancy


Retail Properties

     The Company's two Retail Properties, Skyline Mall and Worldgate Centre, are enclosed malls containing a total of approximately 436,000 square feet of retail space.

     Worldgate Centre. Worldgate Centre is a community retail center located in Herndon, Virginia. Developed by the Smith Companies in 1991, it is a part of a mixed-use development which includes the 320-unit Multifamily Property which the Company constructed in 1995. The Property contains the 108,670 square foot Worldgate Athletic Club, a Loew's Cinema, and a mix of approximately 40 other food service, fashion and specialty retailers and various business and general service tenants. Worldgate Centre has 230,926 square feet of leasable area and had an average occupancy rate of 98.5% during 1999. Approximately 18% of the leases, based on net rentable area, are scheduled to expire prior to December 31, 2004.

     Skyline Mall. Skyline Mall is a two-level, enclosed community retail center located on Route 7 in Northern Virginia, at the intersection of Fairfax County, Arlington County, and the City of Alexandria, Virginia. Originally developed by the Smith Companies in 1977, it is part of a mixed-use community which also includes over two million square feet of office space and over 3,300 high-rise condominium and apartment units (including Skyline Towers, a 940-unit Multifamily Property owned by the Company), all within walking distance. The Property has 204,914 square feet of leasable area and had an average occupancy rate of 97.7% in 1999. It contains the 79,920 square foot Skyline Racquet and Health Club, an AMC Cinema, and approximately 40 other stores, including restaurants, fashion and specialty retailers, and various business and general services. Approximately 18% of the leases, based on net rentable area, are scheduled to expire prior to December 31, 2004.

     The following table sets forth certain additional information relating to the Retail Properties as of December 31, 1999:

Retail Properties


                                               Gross                            Average     Average
                                              Leasable    Number    Average    Base Rent   Gross Rent
Property                            Year        Area        of     % Leased      Per SF      Per SF
Name             Location        Completed      (SF)      Stores     1999        Leased      Leased
------------     --------------  ----------   --------    ------   --------    ---------   ----------
Skyline Mall     Fairfax Co., VA     1977     204,914       40       97.7%      $13.18         $16.94

Worldgate
Centre           Herndon, VA         1991     230,926       40       98.5%      $20.54         $27.00
                                              -------                ----       ------         ------
                                              435,840                98.1%      $17.10         $22.29
                                              =======                ====       ======         ======

Property Markets

     The Company believes that economic trends and market conditions in the locations where the Company operates - Washington, D.C., Northern Virginia, Chicago, Boston, and southeast Florida - indicate an excellent potential for continued high occupancy and rental rate growth in the year 2000 and beyond. These markets have all experienced positive employment growth in 1999, as shown in the table below, and are projected to be among the top U.S. markets in total employment growth over the period 1993 to 2005, according to projections prepared by the U.S. Dept. of Commerce, Bureau of Economic Analysis and released in mid-1996.



Employment Growth - 1999

                                            Employment           % Employment
Market                                    Increase - 1999           Increase
------                                    ---------------           --------
Washington D.C. MSA                            75,800                 3.0%
   - Northern Virginia                         45,400                 4.4%
Chicago - MSA                                  53,900                 1.3%
Boston - MSA                                   34,900                 1.8%
Southeast Florida                              50,700                 2.5%
   - Miami/Dade                                16,400                 1.7%
   - Ft. Lauderdale/Broward                    19,400                 3.0%
USA Average                                       ---                 2.2%

Source:  U.S. Department of Commerce, Bureau of Labor Statistics


     In the Washington D.C. metropolitan area, which is the sector where the majority (68%) of the Company Properties are located, employment and population growth in recent years has been strong, particularly in the Northern Virginia segment of the metropolitan area (53% of the Company's portfolio). The growth in Northern Virginia is substantially attributable to continuing strong growth in the technology sector, particularly the information technology and telecommunications segments. The Company believes that this trend will continue due to the concentration of technology firms in Northern Virginia and the growth outlook for the information technology and telecommunications industries. The outlook for the District of Columbia economy improved significantly in 1999 due to the return to positive employment growth, and the growing urban living trend in the United States.

     Demand for multifamily rental apartments continues to be strong in all of the Company's markets as evidenced by high occupancy and rent growth rates. Surveys of comparable investment grade apartment properties are conducted in each of these markets annually by REIS, Inc. The results of these surveys are shown in the following tables:

Apartment Occupancy and Rental Rate Growth for Smith Residential Markets


Metro area market           Occupancy              % Rental Rate Growth
--------------------     --------------------      ---------------------

                         1998            1999      1998             1999
                         ----            ----      ----             ----
Washington D.C. area
 - Northern Virginia     96.6%           98.7%     3.5%              9.1%
 - Washington D.C.       97.0%           98.4%     4.7%             10.6%

Chicago                  97.3%           97.6%     3.0%              3.5%
 - Downtown              97.2%           97.5%     7.0%              6.3%

Boston                   98.0%           98.7%     6.7%             11.2%
 - Downtown              98.6%           98.0%     9.1%              8.6%

Southeast Florida
 -  Miami/Dade           95.2%           96.6%     2.7%              6.2%
 -  Fort Lauderdale      96.1%           96.7%     3.6%              1.3%

_____________
Source:  REIS, Inc., February 2000.


     The supply of new rental apartment properties in the Company's markets has not exceeded demand in recent years, particularly in the more desirable urban submarkets where the Company concentrates its focus. In the Washington metro area the supply of new multifamily properties has been increasing over the past several years and is likely to continue to do so based on multifamily permits data compiled by the U.S. Census Bureau. These data show that the number of multifamily permits issued in the area were, 9,266 in 1999, and 8,703 in 1998, however these data include both for-sale condominium and rental apartment properties. These levels remain below the peak of over 13,000 in 1987. Most of the new supply of rental apartments is occurring in the outer suburban areas and does not compete directly with the majority of the Company's properties, which are predominantly in the urban submarkets within Interstate 495, the Capital Beltway. Downtown Chicago has actually experienced a net decrease in higher end rental apartments in recent years due to condominium conversions, and there are less than 1,000 units of new rental apartments currently under construction in the downtown area. In downtown Boston, there has not been any significant apartment construction in over 15 years and there is none currently underway.

     Overall, the Company believes that the anticipated increases in employment and population projected for the Northern Virginia, Washington D.C., Chicago, Boston and southeast Florida markets, together with limited increases in supply of new rental units in locations competitive with the Company's properties, will result in the Company's multifamily rental submarkets remaining in a strong occupancy position.

Mortgage Financing

     As of December 31, 1999, 35 of the 56 owned Properties were subject to Mortgage Loans aggregating approximately $817,278,000. The Mortgage Loans are collateralized by first lien mortgages or deeds of trust on Properties organized into three pools ("Mortgage Pool Three," "FNMA" and "Prudential" as shown in the chart below) and seventeen individual loans (the "Individual Mortgages"). The Mortgage Loans bear interest at a weighted average interest rate of 7.18% at December 31, 1999. The Properties collateralizing each Mortgage Loan, the outstanding principal balances as of December 31, 1999, the applicable interest rates, and the maturity dates for each Mortgage Loan are set forth in the chart below.

                                                        12/31/99
Mortgage Pool/                                        Outstanding    Interest       Maturity
Collateral                 Location                    Principal       Rate           Date
------------------------------------------------------------------------------------------------------
                                                        (000's)
FNMA                                                     $140,000      6.75%     October 30, 2013 (8)
----
                                                           29,507      6.85%     June 1, 2007 (8)
 Bedford Village           Fairfax County, Virginia
 Car Barn                  Washington, D.C.
 Concord Village           Arlington, Virginia
 Crystal Place             Arlington, Virginia
 Crystal Square            Arlington, Virginia
 Arlington Overlook        Arlington, Virginia
 Newport III (1)           Alexandria, Virginia
 Orleans Village           Fairfax County, Virginia
 Ocean View at Aventura    Aventura, Florida

Mortgage Pool Three                                       116,034      7.99%     June 30, 2009 (3)
-------------------

 Berkeley                  Arlington, Virginia
 Calvert Woodley           Washington, D.C.
 Cleveland House           Washington, D.C.
 Columbia Crossing         Arlington, Virginia
 Courthouse Plaza          Arlington, Virginia
 Gateway Place             Arlington, Virginia
 Newport I/II (1)          Alexandria, Virginia
 Skyline Mall              Fairfax County, Virginia
 2501 Porter Street        Washington, D.C.

Prudential                                                 53,000      6.88%     June 5, 2008 (2)
----------
 Waterpark                 Arlington, Virginia
 Parc Vista                Arlington, Virginia

Northwestern Mutual                                        29,720      7.27%     July 1, 2004
-------------------
 Charter Oaks              Reston, Virginia
 Oaks of Tysons            Tysons Corner, Virginia

Individual Mortgages
--------------------
 1841 Columbia Road        Washington, D.C.                 3,900      7.34%     September 1, 2006 (2)
 Crystal Towers            Arlington, Virginia             43,746      7.16%     January 1, 2006 (6)
 2000 Commonwealth         Boston, Massachusetts           17,100      6.30%     December 3, 2006 (2)
 Connecticut Heights       Washington, D.C.                20,000      7.10%     March 18, 2008 (2)
 Cronin's Landing          Boston, Massachusetts           32,494      6.90%     March 1, 2009 (7)
 Patriot Village           Fairfax County, Virginia        31,096      8.24%     August 1, 2009 (4)
 Crystal Plaza             Arlington, Virginia             33,232      6.86%     November 1, 2009 (6)
 Crystal House I / II      Arlington, Virginia             38,250      6.29%     December 30, 2010 (5)
 Skyline Towers            Fairfax County, Virginia        49,300      6.45%     December 10, 2010 (5)
 The Bennington            Arlington, Virginia             12,210      7.50%     October 1, 2020 (7)
 Consulate                 Washington, D.C.                12,606      7.38%     April 1, 2001 (7)
 Forte Towers              Southeast Florida               34,288      8.65%     July 10, 2001 (6)
 Countryside               Palatine, Illinois              28,000      7.23%     July 1, 2006 (2)
 Somerset                  Glendale Heights, Illinois      32,915      8.31%     February 1, 2007 (6)
 Parkwest                  Chicago, Illinois                6,280      6.50%     April 1, 2007 (6)
 Terrace                   Chicago, Illinois               15,600      6.64%     April 1, 2007 (2)
 Buchanan House            Arlington, Virginia             38,000      6.67%     February 1, 2011 (9)
                                                         --------      ----
                                                         $817,278      7.18%
                                                         ========      ====
------------------------------------------------------------------------------------------------------

(1)  Operated as a single property, but divided for collateralization purposes.
(2)  Interest only.
(3)  Twenty-five year amortization begins June 30, 1999.
(4)  Thirty-year amortization begins in August 2004.
(5)  Thirty-year amortization begins in December 2008.
(6)  Thirty-year amortization.
(7)  Twenty-five year amortization.
(8)  Thirty-year amortization begins in December 2003.
(9)  Thirty-year amortization begins in May 2009.

     The loan secured by Mortgage Pool Three was interest only through June 30, 1999, at which time amortization began using a 25-year amortization schedule with a balloon payment at maturity. In addition, any prepayment on this loan would be subject to a yield maintenance premium. The loan is cross-collateralized with the $29.7 million mortgage from the same lender.

     During 1999, the Company closed on a $269.5 million standby credit facility with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was made during 1998 for $140 million at 6.75% for fifteen years. A second draw was made in May 1999 for $29.5 million at 6.845% for eight years. Terms and rates of subsequent draws on this facility will be determined at the time of the draw.

     The Individual Mortgages relate to debt secured by individual Multifamily Properties. The loans require monthly payments of interest and, in certain cases, principal. The loan secured by Patriot Village was refinanced in September 1996 and was obtained jointly with a ground lessor, with a portion of the principal allocated to each of them. The ground lessor has been allocated $9.9 million of the refinanced loan (of the total of $41.0 million outstanding as of December 31, 1999), for which the Operating Partnership is contingently liable. The loan requires the payment of interest only through August 2004, at which time amortization begins using a 30-year amortization schedule with a balloon payment due in August 2009. The Company remits full debt service to the lender and reduces its ground rent payment by the corresponding amount of debt service relating to the principal assigned to the ground lessor.

Lines of Credit

     The Company has two unsecured lines of credit -- a $100 million line and a $185 million line -- with PNC Bank, Bank of America, and U.S. Bank, as agents on both lines, which mature in March 2001. Draws upon the lines are subject to certain unencumbered asset requirements and bear interest at a selected London Interbank Offer Rate (LIBOR) plus 75 to 120 basis points based on the leverage ratio of the Company. As of December 31, 1999, the weighted average interest rate on outstanding draws was 7.38%. If the Company receives an investment grade rating on its unsecured debt, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating. The Company pays a fee of 20 basis points on the full amount available under the lines of credit. The line of credit agreements contain certain restrictive covenants, including maintenance of minimum equity value, debt to equity ratios and debt service coverage requirements. The maximum amounts outstanding during 1999 and 1998 were $123.0 million and $251.5 million, respectively.

     The Company's $83 million Northwestern Mutual acquisition credit facility expired in 1999. Debt outstanding of $29.7 million at December 31, 1999, bears interest at a weighted-average fixed rate of 7.27%, is collateralized by two Properties, and is partially guaranteed by the Company.

Construction Loans

     During 1998, the Company obtained a $90 million, variable rate, secured construction loan in connection with the development of One Superior Place in Chicago, Illinois, with an interest rate of LIBOR plus 112.5 basis points (weighted average rate of 6.51% at December 31, 1999). The Company makes monthly payments of interest only with the balance due July 1, 2001. At the Company's option, maturity may be extended for two one-year periods based on certain conditions. The loan is collateralized by the property and is recourse to the Operating Partnership. The loan balance at December 31, 1999, was $78.0 million.

     During 1999, the Company obtained a $32.5 million loan in connection with the development of Alban Towers in Washington, D.C., with an interest rate of LIBOR plus 150 basis points (weighted average rate of 7.31% at December 31, 1999). The Company makes monthly payments of interest only with the balance due February 5, 2002. The loan is collateralized by the property. The loan balance at December 31, 1999, was $2.0 million.

     In September 1999 the Company paid off a variable rate, unsecured construction loan of $41.9 million used to finance the construction of Courthouse Place.

Item 3.   Legal Proceedings.

     The Company and/or the Property Service Businesses are presently subject to legal actions or claims for damages that arise in the ordinary course of business. In the opinion of management and counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

    The following table sets forth the distributions made by the Operating Partnership with respect to each such period:

                                           Distributions
Period                                        Per Unit
------                                     --------------
January 1, 1998, to March 31, 1998            $0.520
April 1, 1998, to June 30, 1998               $0.520
July 1, 1998, to September 30, 1998           $0.535
October 1, 1998, to December 31, 1998         $0.535

January 1, 1999, to March 31, 1999            $0.535
April 1, 1999, to June 30, 1999               $0.535
July 1, 1999, to September 30, 1999           $0.550
October 1, 1999, to December 31, 1999         $0.550

On March 1, 2000, the Operating Partnership had approximately 890 unitholders of record.

Item 6.   Selected Financial Data.

     The following table sets forth selected historical financial and operating information for the Company (as hereinafter defined in the Notes to Consolidated Financial Statements). The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 have been derived from the financial statements of the Company which have been audited by Arthur Andersen LLP, independent accountants.


Selected Financial Data

                                                                                        Year Ended December 31,
                                                                 ------------------------------------------------------------------
   (Dollars in Thousands, Except Per Unit Data)                      1999         1998 (1)       1997 (1)     1996 (1)     1995(1)
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA
  Rental properties
    Revenues                                                    $  301,233      $  250,067    $ 199,944     $ 163,939   $ 143,454
    Expense                                                        152,856         130,449      104,333        89,136      78,504
  Equity in income of Property Service Businesses                    6,542           8,433        7,597         7,846       6,868
  Corporate general & administrative expenses                        9,607           8,947        6,563         5,255       4,768
  Interest income                                                    1,539           1,257        1,063         1,029       1,424
  Interest expense                                                  57,094          47,334       45,411        43,606      37,421
  Income before gain on sale, loss on unused
    treasury lock, and extraordinary item                           90,501          73,027       52,297        34,817      31,053
  Net income of the Operating Partnership                          153,814          69,870       52,210        34,817      31,053

  Earnings per common unit - basic
    Before extraordinary item                                   $     4.25      $     2.50    $    1.89     $    1.59   $    1.44
    Extraordinary item                                               (0.01)          (0.54)           -             -           -
                                                                -------------------------------------------------------------------
                                                                $     4.24      $     1.96    $    1.89     $    1.59   $    1.44
                                                                ===================================================================
  Earnings per common unit - diluted
    Before extraordinary item                                   $     4.05      $     2.49    $    1.88     $    1.59   $    1.44
    Extraordinary item                                               (0.01)          (0.54)           -             -           -
                                                                -------------------------------------------------------------------
                                                                $     4.04      $     1.95    $    1.88     $    1.59   $    1.44
                                                                ===================================================================
OTHER DATA

  Funds from Operations (2):
    Net income of the Operating Partnership                     $  153,814      $   69,870    $  52,210     $  34,817   $  31,053
    Less:    Preferred dividends                                    (8,093)         (3,647)           -             -           -
             Gain on property sales                                (63,673)        (18,150)           -             -           -
             Gain on sale - Property Service
              Businesses                                              (802)              -            -             -           -
    Plus:    Depreciation and amortization of
              rental property                                       33,906          28,958       20,666        17,931      16,258
             Depreciation from unconsolidated
              joint ventures                                           570               -            -             -           -
             Amortization of goodwill                                  430             250            -             -           -
             Loss on unused treasury lock                                -           4,923            -             -           -
             Extraordinary item - loss on
              extinguishment of debt                                   360          16,384           87             -           -
                                                                -------------------------------------------------------------------
     Funds from Operations                                      $  116,512      $   98,588    $  72,963     $  52,748   $  47,311
                                                                ===================================================================
   Net cash flows provided by (used in):
    Operating activities                                        $  141,185      $  118,566    $  75,223     $  50,958   $  54,283
    Investing activities                                          (298,490)       (289,995)    (196,924)      (72,742)    (68,495)
    Financing activities                                           167,862         171,429      117,803        16,204       5,340

  Cash distributions per common unit                            $    2.155      $    2.095    $   2.035     $   1.975   $   1.915

  Average residential occupancy rate (3)                              97.5%           96.6%        96.4%         97.0%       97.2%
  Number of apartment units - core portfolio (4)                    15,482          14,301       14,198        12,462      11,834
  Number of apartment units - total portfolio                       23,681          19,279       18,236        15,200      14,198

BALANCE SHEET DATA
  Rental properties, net (5)                                    $1,539,042      $1,093,963    $ 804,323     $ 470,093   $ 414,490
  Total assets                                                   1,704,778       1,185,399      865,506       522,211     469,322
  Total mortgage loans and notes payable (6)                       969,323         790,579      610,971       546,544     483,177
  Other Limited Partners' Interest, at
   redemption value (7)                                            535,135         426,258      502,719       351,873     288,663
  Partner's Equity
  General Partner's General and Limited
   Partnership Interest (7)                                        151,782         (56,676)    (264,369)     (389,252)   (320,286)


                     FOOTNOTES TO SELECTED FINANCIAL DATA

1. Certain reclassifications have been made to conform to the current year's presentation.

2. Funds from Operations (FFO) is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss), computed in accordance with Generally Accepted Accounting Principles (GAAP) excluding gains (or losses) from debt restructuring and other non-recurring items, plus depreciation/amortization of assets unique to the real estate industry. FFO does not represent cash flow from operating activities in accordance with GAAP (which, unlike Funds from Operations, generally reflects all cash effects of transactions in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

3. Average occupancy is defined as gross potential rent for the core portfolio less vacancy allowance divided by gross potential rent for the period, expressed as a percentage.

4. Core portfolio represents properties owned or stabilized by the Company as of December 31 two years prior to the current reporting date.

5. At the formation of the Company, all rental properties were recorded at predecessor partners' historical cost basis which is significantly less than current value.

6.   Represents mortgage loans, lines of credit and construction loans.

7. Limited partnership common units of the Other Limited Partners may be redeemed at the unitholder's discretion. Consequently, the Other Limited Partners' Interest, measured at redemption value, is not included in partner's equity. Partner's equity has been adjusted to reflect the redemption value of Other Limited Partners' Interest. (See footnote 9 to the financial statements.)

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


   BACKGROUND

     The following discussion compares historical results of operations for the years ended December 31, 1999 and 1998 as well as the years ended December 31, 1998 and 1997. The discussion should be read in conjunction with the "Selected Financial Data," and the financial statements and notes thereto included elsewhere in this annual report.

   THE COMPANY

     Charles E. Smith Residential Realty, Inc. (the "Company") is a public equity real estate investment trust ("REIT") that is engaged primarily in the acquisition, development, management and operation of multifamily properties. Together with its subsidiaries, the Company is a fully integrated real estate organization with in-house acquisition, development, financing, marketing, leasing and property management expertise. The Company is structured as an umbrella partnership REIT, under which all property ownership and business operations are conducted through Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiaries. The Company is the sole general partner of the Operating Partnership. Some references made herein to the Company include the Operating Partnership and the Property Service Businesses, as the context requires.

     On June 30, 1994, the Company raised net equity of approximately $201.4 million through an initial public offering and a private placement (the "Offerings") of approximately 9.0 million common shares. The Company used the proceeds to purchase a proportionate limited partnership interest in the Operating Partnership, which is the successor entity of the CES Group. Simultaneous with the Offerings, the Operating Partnership exchanged 12.1 million units of limited partnership interest for the CES Group properties and, through financing partnerships, issued mortgage debt.

As of December 31, 1999, the Company, through the Operating Partnership and its subsidiaries, owned 51 operating multifamily properties, two multifamily properties under construction, substantially all of the economic interest in one multifamily property under construction, and two retail shopping centers
(collectively, the "Properties").   Six of the properties are located in the
Chicago, Illinois metropolitan area, two are located in the Boston, Massachusetts metropolitan area, and two are located in southeast Florida. All other properties are located in the Washington, D.C. metropolitan area. The Company also had partial interests in three operating multifamily properties and one property under construction. In addition, the Company had contingent agreements to purchase four additional to-be-constructed multifamily properties.

     The operating multifamily properties consist of the following:

                                                     Number of
                                               -------------------
                         Type                  Properties    Units
                 ---------------------         ----------    -----

                 Core Portfolio
                    High-Rise/Mid-Rise               26       9,944
                    Garden                           11       5,538
                                                     --      ------
                                                     37      15,482
                                                     --      ------
                 Acquisition Portfolio
                    High-Rise/Mid-Rise                9       5,163
                    Garden                            4       2,472
                                                     --      ------
                                                     13       7,635
                                                     --      ------
                 Development Portfolio
                    High-Rise/Mid-Rise                1         564
                                                     --      ------

                                                     51      23,681
                                                     ==      ======

     The Company's two free standing retail properties are enclosed malls containing a total of approximately 436,000 square feet of retail space.

     Additionally, the Operating Partnership owned substantially all the equity in the following entities, (collectively, the "Property Service Businesses") which provide various services to the owned Properties, essentially at cost (including overhead), and for a fee to other properties including commercial office partnerships which have as the general partners, Robert H. Smith, Chairman of the Board, and Robert P. Kogod, Chairman of the Executive Committee of the Board ("Affiliates"):

     . Smith Realty Company ("SRC") provides property management and leasing services to multifamily properties. It also assists in the development and acquisition of additional multifamily properties, provides insurance services and furnished corporate apartments directly or through subsidiary corporations, and provides other corporate services. In August 1999, SRC sold its retail management business to Charles E. Smith Commercial Realty L.P. ("CESCR"), an affiliate of Messrs. Smith and Kogod.

     . Smith Management Construction, Inc. ("SMC") provides construction and project management services for capital improvement and tenant renovation projects of office, retail and residential properties.

     . Consolidated Engineering Services, Inc. ("CES"), Combustioneer Corporation and their affiliates provide on-site facilities management and maintenance, automated environmental monitoring and control, engineering consulting, and mechanical and electrical repair and installation.

RENTAL PROPERTIES

     Revenue, expenses and income from the multifamily and retail properties were as follows (in thousands):

                                            Year Ended December 31,
                                        ---------------------------------
                                           1999      1998/(2)/    1997/(2)/
                                           ----      ----         ----
Multifamily Properties - Core(1)
  Revenues                              $ 207,810   $ 195,082   $167,109
  Expenses                                (78,654)    (76,380)   (68,028)
                                        ---------   ---------   --------
  Income before depreciation            $ 129,156   $ 118,702   $ 99,081
                                        =========   =========   ========
Multifamily Properties -
  Acquisitions/Dispositions
  Revenues                              $  72,468   $  43,738   $ 22,793
  Expenses                                (31,741)    (20,607)   (11,972)
                                        ---------   ---------   --------
  Income before depreciation            $  40,727   $  23,131   $ 10,821
                                        =========   =========   ========
Multifamily Properties - Development
  Revenues                              $  10,975   $   1,258   $     --
  Expenses                                 (5,187)     (1,300)       (97)
                                        ---------   ---------   --------
  Income before depreciation            $   5,788   $     (42)  $    (97)
                                        =========   =========   ========
Retail Properties
  Revenues                              $   9,980   $   9,989   $ 10,042
  Expenses                                 (3,368)     (3,204)    (3,570)
                                        ---------   ---------   --------
  Income before depreciation            $   6,612   $   6,785   $  6,472
                                        =========   =========   ========
Total Rental Properties
  Revenues                              $ 301,233   $ 250,067   $199,944
  Expenses                               (118,950)   (101,491)   (83,667)
  Depreciation                            (33,906)    (28,958)   (20,666)
                                        ---------   ---------   --------
Income from Rental Properties           $ 148,377   $ 119,618   $ 95,611
                                        =========   =========   ========

/(1)/ "Core" represents properties owned as of December 31, 1997.
/(2)/ Certain prior year balances have been reclassified to conform with current year presentation.

Occupancy Rates

     Average occupancy of the Company's core multifamily properties in the Washington, D.C. metropolitan area, where approximately 68% of the Company's portfolio is located, is consistent with the area's market-wide average occupancy, based on annual surveys of approximately 80% of comparable investment grade apartment properties conducted by REIS, Inc. as follows:

                                                 Occupancy Percent
                                        -----------------------------------
                                        Company        Washington D.C. Area
                                        -------        --------------------

  1999                                    97.5%                  98.4%
  1998                                    96.6%                  97.0%
  1997                                    96.4%                  96.4%

     It is important to note that market data from REIS, Inc. is determined on a physical occupancy basis, whereas the Company's occupancy data is calculated on an economic basis. Physical occupancy data commonly yields a slightly higher percentage than economic occupancy because apartment units are considered physically rented when a rental applicant's deposit is received, a point in time generally prior to the actual rent commencement date used in computing economic occupancy.

Rental Revenue

     Average revenue per apartment unit for the Company's core multifamily properties increased approximately 6.5% in 1999 as compared with 1998, and 4.8% in 1998 (based on properties owned as of December 31, 1996) as compared with 1997.

     A schedule of portfolio statistics follows:

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
--------------------------------------------------------------------------------
                        Residential Portfolio Statistics
                      For the Year Ended December 31, 1999


                                                                           Monthly       %                       %
                                                     Average                 GOI       Change                  Change
                              Property    Apartment  Sq. Ft.       GOI     Per Unit     From     Occupancy      From
Property Type/Property Name     Type        Units    Per Unit    YTD 99     YTD 99     YTD 98      YTD 99      YTD 98
---------------------------   --------      -----    --------    ------    --------   -------    ---------     ------
                                                               (in 000's)
CORE RESIDENTIAL PORTFOLIO

Washington, D.C.
 1841 Columbia Road          Mid-rise          115       634    $  1,439     $1,043       9.2%       99.4%       0.4%
 2501 Porter Street          High-rise         202       760       3,939      1,625      10.6%       99.2%       1.7%
 Albemarle                   High-rise         235     1,097       3,668      1,301       6.1%       97.4%      -1.5%
 Calvert-Woodley             High-rise         136     1,001       2,076      1,272       8.8%       98.9%      -0.1%
 Car Barn                    Garden            196     1,311       2,252        957       7.8%       99.0%       2.4%
 Cleveland House             High-rise         216       894       3,208      1,238       8.8%       98.2%      -1.0%
 Connecticut Heights         High-rise         519       536       5,968        958       7.8%       96.8%       1.2%
 Corcoran House              High-rise         138       464       1,492        901       8.3%       98.5%      -0.7%
 Statesman                   High-rise         281       593       2,910        863       8.2%       98.8%       1.1%
 Van Ness South              High-rise         625       956       8,905      1,187       7.1%       99.2%       0.5%
 The Kenmore                 High-rise         376       725       3,726        826       9.2%       98.4%       0.6%
                                            ------     -----    --------     ------      ----        ----       ----
                                             3,039       806    $ 39,583     $1,085       8.1%       98.4%       0.5%
                                                                                                                ----
Northern Virginia
 Crystal City
 ------------
 The Bennington              High-rise         348       804       4,677      1,120       5.9%       97.2%       1.2%
 Crystal House I             High-rise         426       917       5,564      1,088       7.8%       98.1%       0.9%
 Crystal House II            High-rise         402       938       5,028      1,042       5.6%       98.2%       1.6%
 Crystal Square              High-rise         378     1,121       5,603      1,235       4.8%       99.0%       0.0%
 Crystal Place               High-rise         180       894       2,954      1,367       4.4%       97.2%      -0.5%
 Gateway Place               High-rise         162       826       3,290      1,693      -4.9%       87.2%      -7.5%
 Water Park Towers           High-rise         360       881       6,497      1,504       5.0%       94.9%       2.0%
 Crystal Plaza               High-rise         540     1,129       8,587      1,325       5.7%       99.2%       0.8%
 Crystal Towers              High-rise         912     1,107     13,333      1,218        7.0%       98.9%       1.4%
                                            ------     -----    -------     ------       ----        ----       ----
                                             3,708       998    $55,533     $1,248        5.3%       97.5%       0.6%


 Rosslyn/Ballston
 ----------------
 Courthouse Plaza            High-rise         396       772       6,487      1,365        5.3%      98.0%       1.1%
 Lincoln Towers              High-rise         714       879      11,762      1,373        7.8%      95.4%       1.9%
                                            ------     -----    --------     ------       ----       ----       ----
                                             1,110       841    $ 18,249     $1,370        6.9%      96.3%       1.6%

 Tysons/Dulles
 -------------
 Charter Oak                 Garden            262     1,097       3,215      1,023        7.1%      97.4%       0.6%
 Oaks of Tysons              Garden            218       968       2,819      1,078        3.2%      96.0%      -1.2%
 Bedford Village             Garden            752     1,070       8,927        989        8.2%      97.3%       2.3%
 Patriot Village             Garden          1,065     1,162      12,299        962        5.2%      97.4%       0.8%
 Westerly at Worldgate       Garden            320       921       4,532      1,180        5.9%      97.6%       2.1%
                                            ------     -----    --------     ------       ----       ----       ----
                                             2,617     1,083    $ 31,792     $1,012        6.2%      97.3%       1.2%

 Other
 -----
 Arlington Overlook          Mid-rise          711       877       7,315        857        9.9%      96.8%       1.2%
 Berkeley                    Mid-rise          138       891       1,269        766        3.0%      96.8%      -0.6%
 Boulevard of Old Town       Garden            159       603       1,730        906       -2.9%      97.8%      -0.5%
 Columbia Crossing           Garden            247       976       3,569      1,204        7.4%      98.4%       2.6%
 Concord Village             Garden            531     1,025       5,526        867        5.7%      96.1%       0.7%
 Newport Village             Garden            937     1,115      10,771        958        5.1%      98.1%       1.0%
 Orleans Village             Garden            851     1,061       9,100        891        7.6%      97.4%       2.8%
 Skyline Towers              High-rise         940     1,221      11,764      1,043        5.6%      96.9%       1.4%
                                            ------     -----    --------     ------       ----       ----       ----
                                             4,514     1,046    $ 51,044     $  942        6.2%      97.3%       1.4%

Boston/Chicago
 2000 Commonwealth           High-rise         188       878       4,095      1,815       10.1%      97.9%       1.7%
 One East Delaware           High-rise         306       704       7,514      2,046        8.5%      97.9%      -0.1%
                                            ------     -----    --------     ------       ----       ----       ----
                                               494       770    $ 11,609     $1,958        9.1%      97.9%       0.7%
                                            ------     -----    --------     ------       ----       ----       ----
                                            15,482       970    $207,810     $1,119        6.5%      97.5%       1.0%
                                            ------     -----    --------     ------       ----       ----       ----

                                                                                            Monthly       %                    %
                                                                      Average                 GOI       Change               Change
                                            Property       Apartment  Sq. Ft.      GOI      Per Unit     From     Occupancy   From
Property Type/Property Name                   Type           Units    Per Unit    YTD 99     YTD 99     YTD 98      YTD 99   YTD 98
---------------------------                 --------         -----    --------   --------   --------   -------    ---------  ------
                                                                                (in 000's)
ACQUISITION PORTFOLIO
---------------------

 1999
 ----
 Tunlaw Gardens (Washington, DC)            Garden             167       850     $  1,709     $  853      N/A        97.4%    N/A
 Tunlaw Park (Washington, DC)               Mid-rise           120       856        1,674      1,162      N/A        96.7%    N/A
 Parc Vista (Crystal City, VA)              High-rise          299       770        5,226      1,456      N/A        96.4%    N/A
 McClurg Court (Chicago, IL)                High-rise        1,075       688       17,151      1,330      N/A        95.4%    N/A
 Cronin's Landing (Boston, MA)              Mid-rise           281     1,129        6,691      1,984      N/A        96.7%    N/A

 1999
 ----
 Buchanan House (Crystal City, VA)          High-rise          442     1,173        7,923        N/A      N/A         N/A     N/A
 Parkwest (Chicago, IL)                     High-rise          139       580        1,810        N/A      N/A         N/A     N/A
 Terrace (Chicago, IL)                      Garden             427       839        3,911        N/A      N/A         N/A     N/A
 The Consulate (Washington, DC)             High-rise          269       827        1,789        N/A      N/A         N/A     N/A
 Countryside (Chicago, IL)                  Garden             720       864        3,883        N/A      N/A         N/A     N/A
 Somerset  (Chicago, IL)                    Garden           1,158       575        4,772        N/A      N/A         N/A     N/A
 Forte Towers (S.E. Florida)                High-rise        1,339       742        1,891        N/A      N/A         N/A     N/A
 Ocean View at Aventura (S.E. Florida)      High-rise        1,199     1,045          358        N/A      N/A         N/A     N/A
                                                             -----     -----     --------
                                                             7,635       818     $ 58,788

DEVELOPMENT PORTFOLIO
---------------------
 Courthouse Place (Rosslyn/Ballston, VA)    High-rise          564       849     $  6,420        N/A      N/A         N/A     N/A
 One Superior Place (Chicago, IL)           High-rise          809       N/A        3,063        N/A      N/A         N/A     N/A
  Park Connecticut (Washington, DC)         High-rise          142       N/A          N/A        N/A      N/A         N/A     N/A
 Alban Towers (Washington, DC)              Mid-rise           226       N/A          N/A        N/A      N/A         N/A     N/A
                                                             -----               --------
                                                             1,741               $  9,483

ALL RESIDENTIAL PROPERTIES                                  24,858               $276,081       N/A      N/A         N/A      N/A
--------------------------                                  ======               ========

PARTIALLY-OWNED PORTFOLIO
-------------------------

 Renaissance (25% owned)                    High-rise          330       984     $  3,805        N/A      N/A         N/A     N/A
 Springfield Station (48% owned)            Garden/Mid-rise    631       909        4,964        N/A      N/A         N/A     N/A
 Brandywine (25% owned)                     High-rise          306     1,005        4,628        N/A      N/A         N/A     N/A
 University Center/(1)/ (40% owned)         Garden             630       N/A          N/A        N/A      N/A         N/A     N/A
                                                            ------               --------

                                                             1,897               $ 13,397
                                                            ======               ========

/(1)/ Property is currently under construction.

PROPERTY SERVICE BUSINESSES

     Revenues, expenses and income from the Property Service Businesses were as follows (in thousands):

                                                  Year Ended December 31,
                                              -------------------------------
                                                1999        1998       1997
                                                ----        ----       ----
Total Property Service Businesses
  Revenues                                    $ 144,637   $107,290   $ 71,555
  Expenses                                     (136,247)   (97,471)   (62,732)
                                              ---------   --------   --------
                                                  8,390      9,819      8,823
  Gain on Sale                                      802         --         --
  Depreciation/Amortization                      (2,650)    (1,386)    (1,226)
                                              ---------   --------   --------
  Income from Property
  Service Businesses                          $   6,542   $  8,433   $  7,597
                                              =========   ========   ========

     Smith Realty Company provides property management personnel and services to the Operating Partnership at cost plus 5% in accordance with a service agreement. In addition to the 51 Multifamily Properties, services were also provided to three partially-owned and ten non-owned multifamily properties with approximately 4,000 apartment units. Of the ten third-party management agreements, five are with Affiliates and five are with unaffiliated property owners. The management agreements with Affiliates are for initial terms of three years or more while the management agreements with unaffiliated owners generally have one-year terms. In August 1999, SRC sold its retail property management business to CESCR. A gain of $0.8 million was recognized on the transaction.

     During 1998, SRC expanded its Smith Corporate Living business through the acquisition of Noel Enterprises, Inc. (d/b/a "SCL West"), a provider of furnished corporate apartments in Chicago, Illinois. SRC borrowed $6.75 million from the Operating Partnership, due May 2003, to fund the acquisition. A portion of the total purchase price of $8.5 million was contingent upon certain adjustments including achievement by SCL West of minimum earnings targets over two years. During the second quarter of 1999, the Company settled all adjustments with the seller resulting in a final purchase price of $6.3 million.

     Smith Management Construction, Inc., provided oversight to approximately $69 million of gross construction activity in 1999 compared to approximately $80 million in 1998 and $66 million in 1997. Services are provided to the Operating Partnership at cost and to Affiliates and third parties at cost plus a fee.

     Consolidated Engineering Services, Inc., Combustioneer Corporation and their affiliates provide on-site building systems operations, maintenance and inspection to the Operating Partnership and Affiliates at cost and to third parties at cost plus a fee. Services were provided to approximately 104 million square feet of facilities in 1999, 46 million square feet in 1998, and 30 million square feet in 1997.

     In 1999, CES initiated a growth strategy which management believes capitalizes on both market opportunities and the company's unique, full-service engineering capabilities. The strategy is to expand CES's market leadership position beyond the Mid-Atlantic region through a combination of internal growth and friendly acquisitions or mergers with high-quality firms in key regions such as the Midwest and Northeast. The management of CES and the Company believe this strategy will position CES for a public or private equity transaction in the next one-to-three years, which will fully recognize the inherent value of this business.

     Accordingly, the Company increased its investment in CES and related businesses as follows:

     . In August 1999, CES expanded its facilities management services by acquiring a similar business from CESCR for cash of $1.4 million, which CES borrowed from the Operating Partnership.

     . In August 1999, the Operating Partnership acquired a 95% non-voting interest in AASE, Inc., an environmental consulting firm headquartered in Maryland with a satellite office in New York City. The Company invested $3.5 million, which consisted of 49,762 units valued at $1.7 million and cash of $1.8 million. Subsequently, the Operating Partnership contributed its 95% non-voting interest in AASE, Inc. to CES.

     . In August 1999, the Operating Partnership acquired a 95% non-voting interest in Combustioneer Corporation, a mechanical contracting firm headquartered in Maryland. The Company invested $8.0 million, which consisted of 112,003 units valued at $3.7 million and cash of $4.3 million.

     . In November 1999, CES acquired New England Mechanical Services, Inc. ("NEMSI"), one of the largest engineering and mechanical contractors in the northeastern United States. NEMSI is headquartered in Connecticut with operations in Connecticut, Massachusetts and Rhode Island, and will retain its name while operating as CES's northeast regional office. CES invested $23 million, which consisted of $16 million cash and 200,000 shares of common stock of the Company valued at $7 million. CES borrowed $18.4 million from the Operating Partnership, of which $7 million was used to purchase the common stock from the Company. The balance of $4.6 million was provided by a capital contribution from the Operating Partnership.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

Comparison to Year Ended December 31, 1998

     Summary. Net income of the Operating Partnership increased 120.1%, or $83.9 million, from $69.9 million for the year ended December 31, 1998 to $153.8 million for the year ended December 31, 1999. Funds from Operations ("FFO") of the Operating Partnership increased $17.9 million or 18.2% during the same period. The increase in FFO is primarily due to core portfolio operating income growth and newly delivered development properties. This increase was partially offset by higher interest expense and reduced income from the Property Service Businesses. The increase in net income is primarily due to the $63.7 million in gains from the sale of properties.

     Rental Properties. Revenue from rental properties increased $51.1 million, or 20.5%, from $250.1 million for 1998 to $301.2 million for 1999. Expenses (including depreciation) from all rental operations increased $22.5 million, or 17.2%, from $130.4 million in 1998 to $152.9 million in 1999.

     Core Portfolio. Revenue from the core portfolio increased $12.7 million, or 6.5% over the prior year due to rent increases in all submarkets and improved occupancy. Average monthly revenue per core apartment unit increased from $1,050 in 1998 to $1,119 per month during 1999. Revenue growth by submarket over 1998 ranged from 5.9% in the Northern Virginia properties to 9.1% in the Boston/Chicago properties. Average economic occupancy for the portfolio increased to 97.5% in 1999 from 96.5% in 1998. Operating expenses on the core portfolio increased 3% over the prior year. This was primarily due to higher real estate taxes ($1.0 million) due to higher rates and assessments in Virginia, higher utilities ($0.7 million) due to a mild 1998, and higher payroll costs ($1.4 million) due to salary increases and additional staffing. These increases were partially offset by lower repairs and maintenance costs ($0.5 million).

     Acquisition/Disposition Portfolio. The thirteen acquisition properties and six disposition properties, contributed $28.7 million, or 56.2%, of the total rental revenue increase and $11.1 million, or 63.8%, of the increase in operating expenses resulting in a contribution to net operating income of $17.6 million. Total capitalized cost at December 31, 1999 was $606.0 million.

     Development Portfolio. In June 1999, Courthouse Place completed delivery of its 564 units. The project provided net operating income of $4.4 million for the year ended December 31, 1999.

     One Superior Place delivered initial units in July 1999 and had a total of 494 units delivered as of December 31, 1999. Estimated stabilization is expected in the second quarter of 2000. The project had net capitalized cost of $109.9 million at December 31, 1999 and provided net operating income of $0.8 million for the period.

     Retail Portfolio. Retail revenues for 1999 remained unchanged from the 1998 total of $10.0 million due primarily to occupancy gains at Skyline offsetting higher vacancies at Worldgate. Total average occupancy at the two retail properties decreased from 98.4% in 1998 to 98.1% in 1999.

     Property Service Businesses. The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses. Income from the Property Service Businesses decreased $1.9 million, or 22.4%, during 1999 compared to 1998 due primarily to the absence of Financing fees in 1999 compared to 1998 fees of $1.8 million. In addition, income from furnished apartments and construction services decreased in 1999 which was partially offset by increased Consolidated Engineering income.

     In May 1999, the Company finalized the settlement of financing services provided to commercial office partnerships now owned and managed by CESCR, an affiliate of Messrs. Smith and Kogod. This settlement was initiated by the formation of CESCR in 1997, at which time the Company entered into an agreement to provide financing services to CESCR only through December 31, 1998. On May 1, 1999, the Company received 79,905 Operating Partnership units valued at $2.5 million as final settlement from an affiliate of Messrs. Smith and Kogod and immediately canceled the units. The transaction was accounted for as a capital transaction, therefore no gain or loss was recorded. Management does not expect any significant future income from Financing Services.

     Smith Corporate Living, an affiliated furnished corporate apartment rental entity, had a net loss of $1.7 million during 1999 due primarily to higher than anticipated vacancies caused by softness in the suburban Chicago market. Income from Management Construction declined by $0.6 million, or 34%, to $1.1 million due primarily to slower than expected timing on affiliated commercial office projects.

     Consolidated Engineering Services, Inc. and affiliates contributed an increase of $1.3 million, or 37%, in income during the year. This was due to both internal growth in facilities maintenance contracts and the acquisition of four businesses in 1999 for a total cost of approximately $36 million.

     Joint Ventures. The Company entered into three joint venture agreements during 1999. Through December 31, 1999, the Company's share of income from the joint ventures totaled $0.7 million.

     Other. Corporate general and administrative expenses increased by $0.7 million, or 7.4%, due primarily to the Company's acquisition efforts during the year in addition to higher personnel costs. Interest expense increased by $9.8 million, or 20.6%, primarily due to financing of acquisition and development activities.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

Comparison to Year Ended December 31, 1997

     Summary. Net income of the Operating Partnership increased 33.8%, or $17.7 million, from $52.2 million for the year ended December 31, 1997 to $69.9 million for the year ended December 31, 1998. Funds from Operations ("FFO") of the Operating Partnership increased $25.6 million or 35.1% during the same period. The increase in net income and FFO is due to increases in income from the rental properties, primarily the multifamily acquisition and development properties. These increases were partially offset by higher interest and other expenses related to acquisitions and development. The decrease in net income per unit is attributable to the loss on an unused treasury lock and extraordinary losses associated with extinguishment of debt.

     Rental Properties. Revenue from rental properties increased $50.1 million, or 25.0%, from $200.1 million for 1997 to $250.2 million for 1998. Expenses (including depreciation) from all rental operations increased $26.1 million, or 25.0%, from $104.5 million in 1997 to $130.6 million in 1998.

     1998 Core Portfolio. Revenue from the 1998 core portfolio (based on properties owned as of December 31, 1996) increased $7.7 million, or 4.8% over the prior year due to rent increases in all submarkets, slightly improved occupancy and additional cable and telephone revenues. Average monthly revenue per core apartment unit increased from $925 in 1997 to $970 per month during 1998. Revenue growth by submarket over 1997 ranged from 3.7% in the Maryland properties to 6.5% in northwest Washington, D.C. Average economic occupancy for the portfolio increased to 96.6% in 1998 from 96.5% in 1997. The Company also continued to expand and aggressively market its furnished apartment program. As a result, revenues from this program increased $0.4 million, or 19.4%, over the prior year period. Operating expenses on the core portfolio increased 1.2% over the prior year. This was primarily due to higher personnel costs (including outsourcing) and real estate tax expenses partially offset by utility savings and lower repair and maintenance costs both related to a mild winter.

     Operating margins of the Company's core portfolio of approximately 60% and 58% for the years ended December 31, 1998 and 1997, respectively, are generally lower in comparison to industry averages due primarily to the Company's method of recovering utility costs. Apartment rents, for the most part, include utility services such as electricity and gas since the Company bears utility costs. The majority of the Company's competitors, however, require their tenants to pay utilities directly. Management estimates that the Company's operating margins would be approximately 63% on a comparable basis.

     1998 Acquisition/Disposition Portfolio. The eleven acquisition properties and two disposition properties, contributed $41.2 million, or 82.3%, of the total rental revenue increase and $16.2 million, or 90.8%, of the increase in operating expenses resulting in a contribution to net operating income of $25.0 million. The balance of the portfolio reflects operations of the two properties sold during 1998 - Oxford Manor and Marbury Plaza.

     Development Portfolio. Springfield Station delivered initial units in May 1998 and had a total of 280 units delivered as of December 31, 1998. Courthouse Place delivered 103 initial units in December 1998.

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

     Property Service Businesses. Income from the Property Service Businesses increased $0.8 million, or 11.0%, during 1998 compared to 1997.

     Smith Realty Company income increased $1.2 million, or 149.5%, primarily due to the acquisition of SCL West in the second quarter of 1998.

     Smith Management Construction income increased $0.8 million, or 71.1%, due to an increase of $1.7 million in net fee revenue offset by an increase of $0.9 million in related expenses. This was due primarily to an increase in the volume of projects completed on behalf of Affiliated commercial office property partnerships, partially offset by a loss incurred during the first quarter of 1998 associated with cost overruns and unrecovered owner change orders on a large outside contract.

     Consolidated Engineering Services income increased 34.4%, or $17.4 million, in 1998 with a corresponding increase of $17.1 million in expenses compared to 1997 due primarily to significant additional facilities management contracts obtained in 1997 and 1998. Income before depreciation for Engineering and Technical Services increased 8.8% to $4.2 million for 1998 compared to $3.8 million in 1997. The lower margin in 1998 reflects a decrease in higher margin HVAC repair and replacement projects.

     Financing Services income decreased $1.3 million, or 41.0%, due primarily to an unusually high level of fees in 1997 in connection with the roll-up of Affiliated commercial properties into a single partnership - Charles E. Smith Commercial Realty L.P. The 1998 fees were earned in connection with debt refinancings arranged for properties owned or managed by CESCR. Fees on properties owned by CESCR were earned in accordance with the Company's agreement with CESCR while fees on properties managed by CESCR were separately negotiated.

     Other. Corporate general and administrative expenses increased by $2.4 million, or 36.3%, due primarily to additional personnel added in mid-1997 to expand the Company's acquisition and development program and write-offs of capitalized costs on terminated acquisition and development projects. Interest expense increased by $1.9 million, or 4.2%, primarily due to financing of acquisition and development activities.


LIQUIDITY AND CAPITAL RESOURCES

Summary

     Net cash flow provided by operating activities was $141.2 million for 1999 compared to $118.6 million for 1998. The increase of $22.6 million was primarily due to higher cash flow contributed by the acquisition and development portfolios as well as core revenue growth.

     Net cash flow used by the Company for investing activities increased $8.5 million in 1999, from $290.0 million to $298.5 million due primarily to increased capital expenditures, particularly kitchen and bath renovations.

     Net cash flow provided by financing activities was $167.9 million in 1999 compared to $171.4 million in 1998. During 1999, the Company raised approximately $177.2 million through sales of common and preferred stock. In addition, the Company completed a number of debt financing transactions which resulted in net cash inflows of $70.9 million, net of prepayment penalties and other related costs. In 1999, the Company and the Operating Partnership also paid common and preferred dividends/distributions of $84.9 million. The common dividend of $2.155 per share/unit, an increase of 2.8% over 1998, was comprised of three quarterly dividends of $0.535 per share/unit and one quarterly dividend of $0.55.

Equity Activity

     As long as the Operating Partnership is in existence, the net proceeds of all equity capital raised by the Company (Stock) will be contributed to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership (Units) having the same characteristics as those of the securities issued by the Company.

     All references to issuance by the Company of Stock also resulted in issuance of equivalent units by the Operating Partnership.

     In March 1999, 125,367 shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares") were converted to common shares on a one-for-one basis. In May 1999, the remaining 589,261 shares of Series B Preferred Shares were converted to common shares on a one-for-one basis.

     In July 1999, the Company entered into a purchase agreement for 684,931 shares of Series E Cumulative Convertible Redeemable Preferred Stock ("Series E Preferred Shares"), $0.01 par value, at $36.50 per share for a total of $25.0 million, less $0.9 million of offering costs. The Series E Preferred Shares were issued on July 13, 1999. The Company also entered into purchase agreements for 666,667 shares of Series F Cumulative Convertible Redeemable Preferred Stock ("Series F Preferred Shares"), $0.01 par value, at $37.50 and 641,026 shares of Series G Cumulative Convertible Redeemable Preferred Stock ("Series G Preferred Shares"), $0.01 par value, at $39.00. The Series F Preferred Shares were issued on October 1, 1999 for $25.0 million, less $0.6 million of offering costs, and the Series G Preferred Shares were issued on November 5, 1999 for $25.0 million, less $0.4 million of offering costs. The quarterly dividend to be paid on these preferred shares is 7.75% in the first year following their issuance, 8.25% in year two and 8.5% in year three and thereafter, with a minimum payment equivalent to the dividend paid on the Company's common shares. Conversion to common stock is on a one-for-one basis with call protection varying by series between three and six years.

     In September 1999, the Company issued 2,200,000 shares of Series H Cumulative Convertible Redeemable Preferred Stock ("Series H Preferred Shares"), $0.01 par value, for $53.5 million, net of offering costs of $1.5 million. The Series H Preferred Shares have a liquidation preference of $25 per share and a five-year non-call provision. Dividends are payable quarterly at the greater of 8.125% of the liquidation preference or the dividend declared on the number of shares of common stock of the Company into which a Series H Preferred Share is convertible. The holders of the Series H Preferred Shares have the right, at any time, to convert such shares to common stock at a conversion price of $38.50 (equivalent to a conversion rate of approximately 0.65 share of common stock for each Series H Preferred Share). Simultaneously with the above, the Operating Partnership also issued 1.8 million units of Series H Cumulative Convertible Redeemable Preferred Units ("Series H Preferred Units") for $43.7 million, net of offering costs of $1.3 million. The Series H Preferred Units have terms similar to the Series H Preferred Shares.

     In November 1999, the Company issued 694,586 shares of common stock in a merger transaction with the owner of several Florida properties (Forte Towers). The shares were valued at $23.6 million.

     In December 1999, the Company issued 200,000 shares of common stock valued at $35.00 per share under an agreement with Consolidated Engineering Services, Inc. Consolidated Engineering distributed the shares to partially fund its $23 million acquisition of New England Mechanical Services, Inc.

Funds from Operations

     FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss), computed in accordance with Generally Accepted Accounting Principles ("GAAP"), excluding gains (or losses) from debt restructuring, property sales and other non-recurring items, plus depreciation/amortization of assets unique to the real estate industry. FFO does not represent cash flow from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

     FFO for the years ended December 31, 1999, 1998 and 1997 was as follows (in thousands):

                                                      Year Ended December 31,
                                                   -----------------------------
                                                     1999       1998      1997
                                                   ---------  ---------  -------
Net Income of the Operating Partnership            $153,814   $ 69,870   $52,210
Preferred Dividends                                  (8,093)    (3,647)        -
Gain on Property Sales                              (63,673)   (18,150)        -
Gain on Sale - PSBs                                    (802)         -         -
Depreciation of Real Property                        33,906     28,958    20,666
Depreciation from Unconsolidated Joint Ventures         570          -         -
Amortization of Goodwill                                430        250         -
Loss on Unused Treasury Lock                              -      4,923         -
Extraordinary Item - Loss on
  Extinguishment of Debt                                360     16,384        87
                                                   --------   --------   -------

Funds from Operations of
   the Operating Partnership                       $116,512   $ 98,588   $72,963
                                                   ========   ========   =======

Acquisitions/Dispositions

The Company acquired the following operating properties during 1999 and 1998:

                                               Number of   Total Cost (Dollars in Thousands)
                                                           ---------------------------------
  Name                                          Units               1999           1998
  ----                                     --------------  ---------------------  ----------
  Buchanan House (Crystal City, VA)              442              $  66,000/(1)/     $     -
  Parkwest (Chicago, IL)                         139                 13,600                -
  Terrace (Chicago, IL)                          427                 25,700                -
  Countryside (Chicago, IL)                      720                 44,800                -
  Somerset (Chicago, IL)                       1,158                 57,700                -
  The Consulate (Washington, D.C.)               269                 32,700                -
  Forte Towers (S.E. Florida)                  1,339                 86,300                -
  Ocean View at Aventura (S.E. Florida)        1,199                 77,700                -
  Tunlaw Park (Washington, D.C.)                 120                      -            6,700
  Tunlaw Gardens (Washington, D.C.)              167                      -            7,100
  Parc Vista (Crystal City, VA)                  299                      -           39,100
  McClurg Court (Chicago, IL)                  1,075/(2)/                 -           74,100
  Cronin's Landing (Boston, MA)                  281                      -           63,500
                                                                  ---------       ----------
                                                                  $ 404,500       $  190,500
                                                                  =========       ==========

/(1)/ The Company expects to spend an additional $10-$15 million in structural repairs and retail improvements.
/(2)/ Purchase included approximately 13% of underlying land. Balance of land is subject to ground leases expiring in 2067.

     During 1998, the Company sold two properties in southeast Washington, D.C. for a total of $22.0 million. The sales were completed as tax-deferred I.R.C.
Section 1031 exchanges. In the financial statements, the Company recognized gains on the sales totaling $18.2 million.

     In February 1999, the Company sold a property located in suburban Maryland for $22.6 million. The Company recognized a gain on the sale of $1.9 million.

     During the first quarter of 1999, the Company acquired the land beneath the Crystal Square property and the 5.1% net profit interest in the Crystal Plaza property. The purchase price of $10.0 million consisted of 32,258 Operating Partnership Units valued at $1.0 million and $9.0 million cash drawn upon the line of credit. In addition, the Company acquired a parcel of land for development in Chicago, Illinois for $8.6 million.

     During the third quarter of 1999, the Company also acquired land for cash of $8.3 million and 7,797 Units valued at $0.2 million.

     In December 1999, the Company sold five operating multifamily properties totaling 1,420 units (four in northern Virginia and one in Washington, D.C.) for a total of $77.7 million. Four of the five sales were completed as tax-deferred I.R.C. Section 1031 exchanges. The gains recognized on the sales totaled $57.2 million.

Development

     The Company's development pipeline as of December 31, 1999, consisted of the following projects:

                        Number     Units      Initial      Estimated      Estimated    Estimated
                      of Units   Delivered    Delivery    Completion    Stabilization    Cost
                      --------   ---------  ------------  ------------  -------------  ---------
                                                                                     (in millions)
One Superior Place
  (Chicago, IL)           809        494  July, 1999    Q2, 2000      Q2, 2000            $120
Park Connecticut
  (Washington, DC)        142        N/A    Q1, 2000    Q2, 2000      Q3, 2000              29
University Center
  (Tysons/Dulles)/(1)/    630        N/A    Q2, 2000    Q3, 2001      Q1, 2002              66
Alban Towers/(2)/
  (Washington, DC)        226        N/A    Q2, 2001    Q3, 2001      Q4, 2001              53
                        -----        ---                                                  ----
                        1,807        494                                                  $268
                        =====        ===                                                  ====

/(1)/ The Company has a 40% ownership interest.
/(2)/ The Company owns substantially all of the economic interest.

Commitments

     As of December 31, 1999, the Company had executed four contracts to purchase to-be-constructed multifamily properties as follows:

                      Number       Estimated        Purchase       Estimated
                     of Units     Completion          Date           Cost
                                ---------------  --------------  -------------
                                                                 (in millions)
Reston Landing
 (Reston, VA)              400     Q1, 2000         Q2, 2000              $ 44
New River Village
 (Ft. Lauderdale, FL)      240     Q3, 2000         Q4, 2000                34
Wilson Boulevard
 (Rosslyn/Ballston)        220     Q4, 2001         Q4, 2000                29
Ballston Place
 (Rosslyn/Ballston)        383     Q2, 2001         Q3, 2001                51
                         -----                                            ----
                         1,243                                            $158
                         =====                                            ====

     These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At December 31, 1999, the Company had posted three letters-of-credit totaling $7.7 million in accordance with three of the contracts, to be drawn upon only in the event the Company defaults on its contractual obligations to purchase the completed assets.

     Several other acquisition and development projects are being pursued by the Company. The Company anticipates meeting the related funding requirements through draws on its lines of credit, long-term borrowings, asset sales and public or private issuances of equity, including Operating Partnership unit exchanges.

     During the second quarter of 1999, SRC settled all adjustments related to the 1998 acquisition of SCL West resulting in a final purchase price of $6.3 million.

Joint Ventures

     In March 1999, the Company and J.P. Morgan Strategic Property Fund ("J.P. Morgan") formed a joint venture ("Renaissance"), which acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia, for approximately $37 million. The joint venture plans to invest an additional $2.0 million in initial capital improvements and has placed debt of $19.0 million on the property. The debt carries an interest rate of 6.48% and matures in February 2006. Ownership interests in the joint venture are held 75% by J.P. Morgan and 25% by the Company. The Company's initial equity contribution totaled $4.4 million consisting of 21,903 Operating Partnership units valued at $0.7 million and cash of $3.7 million.

     In May 1999, the Company and J.P. Morgan formed a joint venture ("Springfield Station") to own and operate the Company's recently developed 631-unit Springfield Station property. The

Company sold a 52% interest in Springfield Station to J.P. Morgan and received proceeds of approximately $50 million from the transaction. The joint venture placed $37 million in debt financing on the property at 6.85% fixed interest, which matures on June 1, 2009. The Company provided a construction completion guarantee on the project as well as a payment guarantee of $14.1 million of the debt. The guarantees were released on September 30, 1999. The Company recognized $4.6 million of the $5.2 million gain and will defer the balance until final costs have been determined.

     In May 1999, the Company and J.P. Morgan also formed a development joint venture ("University Center") to develop a new 630-unit multifamily property in Loudoun County, Virginia at the western end of the Dulles Technology corridor. Ownership interests are held 60% by J.P. Morgan and 40% by the Company. The joint venture intends to place debt financing for 50% of the project's estimated $66.0 million development cost. Construction commenced during the third quarter of 1999 with final completion expected in 2001. The Company's initial equity contribution consisted of land acquired in 1998 for $5.4 million less cash received of $3.0 million. A Company affiliate will provide property management and marketing services. The Company will provide development services and a construction completion guarantee to the venture.

Debt

     As of December 31, 1999, the Company had the following mortgage indebtedness and other borrowings carrying a weighted average interest rate of 7.14% and collateralized by 39 of the 56 owned properties:

                            Dollars in
                            Thousands   Percent of Total
                           -----------  -----------------
  Fixed rate debt:
   Mortgages                 $817,278                84.3%
  Variable rate debt:
   $185M Line of Credit        47,000                 4.8%
   $100M Line of Credit        25,000                 2.6%
   Construction loans          80,045                 8.3%
                             --------               -----

                             $969,323               100.0%
                             ========               =====

     As of December 31, 1999, the Company's Debt to Total Market Capitalization Ratio was 38.6% (based on 20.7 million common shares, 2.6 million preferred shares, and 13.9 million partnership units outstanding at a stock price of $35.375, $50 million of perpetual preferred stock, $130 million of convertible preferred shares, and $45 million of convertible preferred partnership units) versus 40.3% at December 31, 1998. The Company's Interest Coverage Ratios for the years ended December 31, 1999, and 1998 were 3.33:1 and 3.20:1, respectively.

     Outstanding debt matures as follows (in thousands):

             2000                  $     --
             2001                   196,893
             2002                     2,046
             2003                        --
             2004                    29,720
             Thereafter             740,664
                                   --------
                                   $969,323
                                   ========

     At December 31, 1999, the Company had $255.5 million of unused borrowing capacity available on its line of credit and construction loans. Amounts outstanding under lines of credit averaged $78.7 million and $172.9 million for the years ended December 31, 1999, and 1998, respectively.

    The Company anticipates meeting principal repayment requirements through long-term borrowings, asset sales, public or private issuances of debt securities or public or private equity offerings.

    During 1999, the Company completed several debt financing transactions:

     . The Company refinanced the mortgage loan for 1841 Columbia Road. The old loan of $3.2 million was paid off and replaced with a new loan in the amount of $3.9 million.

     . In February 1999, the unused portion, or $53 million, of the Company's $83 million line of credit with Northwestern Mutual expired.

     . In February 1999, the Company repaid $7.4 million of mortgage debt on Buchanan House. The Company paid a prepayment penalty of $0.9 million, which was recognized as an extraordinary loss.

     . In March 1999, the Company obtained a $38.0 million mortgage on Buchanan House with an effective fixed interest rate of 6.67%. The loan is interest only through March 2009, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due February 1, 2011.

     . In March 1999, the Company repaid the $13.7 million mortgage on Terrace. The Company paid a prepayment penalty of $0.2 million. The Company obtained a new, interest-only mortgage of $15.6 million at an effective interest rate of 6.64% with principal due April 1, 2007.

     . In connection with the development of Alban Towers in Washington, D.C., the Company obtained a $32.5 million interest-only construction loan in August 1999 with an interest rate of LIBOR plus 150 basis points, payable monthly, due February 5, 2002. The loan is collateralized by the property.

     . During the second quarter, the Company closed on a $269.5 million standby credit facility with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was made during 1998 for $140 million at an annual interest rate of 6.75% for fifteen years. A second draw was made in May 1999 for $29.5 million at an annual interest rate of 6.845% for eight years. Terms and rates of subsequent draws on this facility will be determined at the time of the draw.

Other

     Capital Improvements. In 1999, total capital improvements were $33.1 million, of which $21.6 million, or $1,398 per apartment unit, was for the core portfolio. Approximately 43% of the capital expenditures on the core portfolio are considered by management to be non-recurring, repositioning improvements which directly result in higher revenues. The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate revenues and are considered more recurring in nature and non-discretionary. A summary of core capital expenditures during 1999 follows:

                                                     Total $    Average $ Per
               Expenditure Type                       Spent       Core Unit
               ----------------                      -------    -------------
                                                  (in thousands)

               Kitchen/Bath                          $ 9,030           $  583
               Washer/Dryer                              251               16
                                                     -------           ------
                 Core Repositioning                    9,281              599

               Recurring Improvements                 12,367              799
                                                     -------           ------

               Total Capital Expenditures
                - Core Portfolio                     $21,648           $1,398
                                                     =======           ======

     Income Taxes. The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company generally is not subject to Federal corporate income taxes on net income it distributes currently to shareholders provided that the Company distributes at least 95% of its taxable income each year. REITs are subject to certain organizational requirements and asset and income tests in order to maintain their REIT status. The Property Service Businesses are taxable corporations, and thus pay Federal and state income taxes on their net income. Such taxes amounted to $1.5 million, $0.6 million, and $0.4 million for 1999, 1998, and 1997.

     Effect of Inflation. Substantially all of the leases at the Multifamily Properties are for a term of one year or less, which enables the Company to seek increased rents upon renewal or reletting of apartments. Retail tenant leases provide for pass-through of common area maintenance, real estate taxes and other operating costs to tenants, which reduces the impact of inflation.

     Year 2000. The Company did not experience any malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000.
Based on operations since January 1, 2000, the Company does not expect any significant impact on its on-going business as a result of the "Year 2000 Issue". However, it is possible that the full impact of the date change has not been fully recognized. The Company believes that any problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers or suppliers.

     The Company expended approximately $2.0 million on a new computer system, to replace one which was not Year 2000 compliant. The new system is being depreciated over its useful life of five years. Excluding this replacement system, the Company's Year 2000 compliance efforts have been primarily conducted with internal staff. Accordingly, the costs have been immaterial and have been expensed as incurred.


Item 7a.  Quantitative and Qualitative Disclosures of Market Risk.

     Market risks relating to the Company's operations result primarily from changes in short-term LIBOR interest rates. The Company does not have any direct foreign exchange or other significant market risk.

     The Company's exposure to market risk for changes in interest rates relate primarily to the Company's unsecured lines of credit and construction loans.
The Company primarily enters into fixed and variable rate debt obligations to support acquisitions, development, capital expenditures and working capital needs. The Company continuously evaluates its level of variable debt with respect to total debt and other factors including its assessment of the current and future economic environment. The Company did not have any derivative financial instruments at December 31, 1999, but did have such instruments in previous years. In 1997, the Company entered into two treasury rate lock agreements, the purpose of which was to obtain what the Company considered advantageous pricing for future anticipated debt issuance. In 1998, the Company closed out a treasury rate lock agreement in conjunction with a $53 million secured mortgage loan due in 2005 issued in June 1998. The Company closed out its remaining treasury rate lock agreement in 1998 at a loss of $4.9 million. The lock was originally put in place in anticipation of a planned, unsecured financing which ultimately did not occur.

     The fair values of the Company's financial instruments (including such items in the financial statement captions as cash, other assets, mortgage loans, construction loans, accounts payable and other liabilities and lines of credit) approximate their carrying of contract values based on their nature, terms, and interest rates which approximate current market rates. The fair value of mortgage loans payable is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company's mortgage loans payable approximates their carrying value at December 31, 1999.

     The Company had $152,000,000 and $168,000,000 in variable rate debt outstanding at December 31, 1999 and 1998, respectively. A hypothetical 1% increase in interest rates would have had an annualized unfavorable impact of approximately $1,520,000 and $1,680,000, respectively, on the Company's earnings and cash flows based upon these year-end debt levels. The Company cannot predict the effect of adverse changes in interest rates on its variable rate debt and therefore its exposure to market risk, nor can there be any assurance that fixed rate, long-term debt will be available to the Company at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.


Item 8.   Financial Statements and Supplementary Data.

     See Index to Consolidated and Combined Financial Statements on Page F-1 of this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.


                                   Part III


Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2000 (the "Proxy Statement"). Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company."

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the NYSE. To the best of the Company's knowledge, all required reports were timely filed during and with respect to the fiscal year ended December 31, 1999, except for the following report which was filed late:
John Guinee (one transaction).


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

14(a)(3)    Exhibits

          2.1 Third Party Management and Leasing, Hotel Asset Management and Corporate Services Business Transfer Agreement by and between Charles E. Smith Residential Realty, Inc. and Smith Property Management, Inc. (Incorporated by reference to Exhibit No. 2.1 of the Company's Form 10-K for the year ended December 31, 1994)

          2.2 REIT Properties Management and Leasing Business Transfer Agreement by and between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (Incorporated by reference to Exhibit No. 2.2 of the Company's Form 10-K for the year ended December 31, 1994)

          2.3 Assignment by Robert H. Smith, Clarice R. Smith, Robert P. Kogod and Arlene R. Kogod to Charles E. Smith Management, Inc. of 99% of all Partnership Interests of Residential Associates Limited Partnership (Incorporated by reference to Exhibit No. 2.3 of the Company's Form 10-K for the year ended December 31, 1994)

          2.4 Assignment and Assumption Agreement by Residential Associates Limited Partnership and Charles E. Smith Residential Realty L.P. (Incorporated by reference to Exhibit No. 2.4 of the Company's Form 10-K for the year ended December 31, 1994)

          2.5 Debt Assumption Agreement and Accord and Satisfaction of Debt by Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (Incorporated by reference to Exhibit No.
               2.5 of the Company's Form 10-K for the year ended December 31,
               1994)

          2.6 Debt Contribution Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") (Incorporated by reference to Exhibit No. 2.6 of the Company's Form 10-K for the year ended December 31, 1994)

          3.1 Amended and Restated Articles of Incorporation of Charles E. Smith Residential Realty, Inc. (the "Company") (Incorporated by reference to Exhibit No. 3.1 of the Company's Registration Statement on Form S-11, No. 33-75288)

          3.2 Articles of Amendment to Articles of Amendment and Restatement of Articles of Incorporation of Charles E. Smith Residential Realty, Inc. (Incorporated by reference to Exhibit No. 3.2 in the Company's Form 10-K for the year ended December 31, 1998)

          3.3 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 in the Company's Registration Statement on Form S-3 (File No. 33-93986)

          3.4 Articles Supplementary to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit No. 3.1 of Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

          3.5 Articles Supplementary of the Company for Classifying and Designating Series B Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 4.1 of the Company's Report on Form 8-K dated October 3, 1997 and filed October 20, 1997)

          3.6 Certificate of Correction relating to Articles Supplementary for Series B Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 4.2 of the Company's Report on Form 8-K dated October 3, 1997 and filed October 20,
               1997)

          3.7 Articles Supplementary for Series C Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 3.5 in the Company's Registration Statement on Form S-3, File No. 333-17053)

          3.8 Articles Supplementary of the Company for Classifying and Designating a Series of Preferred Stock as Series D Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series (Incorporated by reference to Exhibit No. 3.8 of the Company's Form 10-K for the year ended December 31, 1998)

          3.9 Articles Supplementary of the Company for Classifying and Designating Series E Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999)

         3.10 Articles Supplementary of the Company for Classifying and Designating Series F Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 99.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999)

         3.11 Articles Supplementary of the Company for Classifying and Designating Series G Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 99.3 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999)

         3.12 Articles Supplementary of the Company for Classifying and Designating Series H Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999)

         3.13 Certificate of Amendment of Amended and Restated By-laws of Charles E. Smith Residential Realty, Inc.

          4.1 First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (Incorporated by reference to Exhibit No. 4.1 of the Company's Form 10-K for the year ended December 31, 1994)

          4.2 Certificate of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No. 4.2 of the Company's Form 10-K for the year ended December 31, 1994)

          4.3 Ninth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No. 4.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

          4.4 Tenth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No. 4.4 of the Company's Form 10-K for the year ended December 31, 1997)

          4.5 Fifteenth Amendment to First Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998)

          4.6 Seventeenth Amendment to First Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No. 4.6 of the Company's Form 10-K for the year ended December 31, 1998)

         10.1 Noncompetition Agreement by and among the Company, the Operating Partnership and Robert P. Kogod and Robert H. Smith (Incorporated by reference to Exhibit No. 10.1 of the Company's Form 10-K for the year ended December 31, 1994)

         10.2 Registration Rights and Lock-up Agreement (Incorporated by reference to Exhibit No. 10.2 of the Company's Form 10-K for the year ended December 31, 1994)

         10.3 Pledge Agreement (Incorporated by reference to Exhibit No. 10.3 of the Company's Form 10-K for the year ended December 31, 1994)

         10.4 First Amended and Restated 1994 Employee Stock and Unit Option Plan (Incorporated by reference to Exhibit No. 10.4 of the Company's Form 10-K for the year ended December 31, 1994)

         10.5 First Amended and Restated 1994 Employee Restricted Stock and Restricted Unit Plan (Incorporated by reference to Exhibit No.
               10.5 of the Company's Form 10-K for the year ended December 31,
               1994)

         10.6 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit No. 10.6 of the Company's Form 10-K for the year ended December 31, 1994)

         10.7  Subscription Agreement (Incorporated by reference to Exhibit No.
               10.7 of the Company's Form 10-K for the year ended December 31,
               1994)

         10.8 Voting Stock Partnership Agreement for Smith Property Management Partnership (Incorporated by reference to Exhibit No. 10.8 of the Company's Form 10-K for the year ended December 31, 1994)

         10.9 Voting Stock Partnership Agreement for Smith Management Construction Partnership (Incorporated by reference to Exhibit No. 10.9 of the Company's Form 10-K for the year ended December 31, 1994)

        10.10 Voting Stock Partnership Agreement for Consolidated Engineering Services Partnership (Incorporated by reference to Exhibit No.
               10.10 of the Company's Form 10-K for the year ended December 31,
               1994)

        10.11 Amended and Restated Articles of Incorporation of Smith Realty Company (Incorporated by reference to Exhibit No. 10.11 of the Company's Form 10-K for the year ended December 31, 1994)

        10.12 By-Laws of Smith Property Management, Inc. (Incorporated by reference to Exhibit No. 10.12 of the Company's Registration Statement on Form S-11, No. 33-75288)

        10.13 Articles of Incorporation of Smith Management Construction, Inc. (Incorporated by reference to Exhibit No. 10.13 of the Company's Registration Statement on Form S-11, No. 33-75288)

        10.14 By-Laws of Smith Management Construction, Inc. (Incorporated by reference to Exhibit No. 10.14 of the Company's Registration Statement on Form S-11, No. 33-75288)

        10.15 Articles of Incorporation of Consolidated Engineering Services, Inc. (Incorporated by reference to Exhibit No. 10.15 of the Company's Registration Statement on Form S-11, No. 33-75288)

        10.16 By-Laws of Consolidated Engineering Services, Inc. (Incorporated by reference to Exhibit No. 10.16 of the Company's Registration Statement on Form S-11, No. 33-75288)

        10.17 Certificate of Incorporation of Smith One, Inc. (Incorporated by reference to Exhibit No. 10.17 of the Company's Registration Statement on Form S-11, No. 33-75288)

        10.18 By-Laws of Smith One, Inc. (Incorporated by reference to Exhibit No. 10.18 of the Company's Registration Statement on Form S-11, No. 33-75288)

        10.19 Agreement of Limited Partnership of Smith Property Holdings One L.P. (Incorporated by reference to Exhibit No. 10.19 of the Company's Form 10-K for the year ended December 31, 1994)

        10.20 Agreement of Limited Partnership of Smith Property Holdings One (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.20 of the Company's Form 10-K for the year ended December 31, 1994)

        10.21 Certificate of Incorporation of Smith Two, Inc. (Incorporated by reference to Exhibit No. 10.21 of the Company's Registration Statement on Form S-11, No. 33-75288)

        10.22 By-Laws of Smith Two, Inc. (Incorporated by reference to Exhibit No. 10.22 of the Company's Registration Statement on Form S-11, No. 33-75288)

        10.23 Agreement of Limited Partnership of Smith Property Holdings Two L.P. (Incorporated by reference to Exhibit No. 10.23 of the Company's Form 10-K for the year ended December 31, 1994)

        10.24 Agreement of Limited Partnership of Smith Property Holdings Two (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.24 of the Company's Form 10-K for the year ended December 31, 1994)

        10.25 Certificate of Incorporation of Smith Three, Inc. (Incorporated by reference to Exhibit No. 10.25 of the Company's Registration Statement on Form S-11, No. 33-75288)

        10.26 By-Laws of Smith Three, Inc. (Incorporated by reference to Exhibit No. 10.26 of the Company's Registration Statement on Form S-11, No. 33-75288)

        10.27 Agreement of Limited Partnership of Smith Property Holdings Three L.P. (Incorporated by reference to Exhibit No. 10.27 of the Company's Form 10-K for the year ended December 31, 1994)

        10.28 Agreement of Limited Partnership of Smith Property Holdings Three (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.28 of the Company's Form 10-K for the year ended December 31, 1994)

        10.29 Certificate of Incorporation of Smith Four, Inc. (Incorporated by reference to Exhibit No. 10.29 of the Company's Registration Statement on Form S-11, No. 33-75288)

        10.30 By-Laws of Smith Four, Inc. (Incorporated by reference to Exhibit No. 10.30 of the Company's Registration Statement on Form S-11, No. 33-75288)

        10.31 Agreement of Limited Partnership of Smith Property Holding Four L.P. (Incorporated by reference to Exhibit No. 10.31 of the Company's Form 10-K for the year ended December 31, 1994)

        10.32 Amended and Restated Certificate of Incorporation of Smith Five, Inc. (Incorporated by reference to Exhibit No. 10.32 of the Company's Form 10-K for the year ended December 31, 1994)

        10.33 By-Laws of Smith Five, Inc. (Incorporated by reference to Exhibit No. 10.33 of the Company's Registration Statement on Form S-11, No. 33-75288)

        10.34 Agreement of Limited Partnership of Smith Property Holdings Five (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.34 of the Company's Form 10-K for the year ended December 31, 1994)

        10.35 License Agreement between Charles E. Smith Management, Inc. and the Company (Incorporated by reference to Exhibit No. 10.35 of the Company's Form 10-K for the year ended December 31, 1994)

        10.36 License Agreement between Charles E. Smith Management, Inc. and the Operating Partnership (Incorporated by reference to Exhibit No. 10.36 of the Company's Form 10-K for the year ended December 31, 1994)

        10.37 Agreement of Limited Partnership of Smith Property Holdings Five L.P. (Incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994 )

        10.38 Certificate of Limited Partnership of Smith Property Holdings Five L.P. (Incorporated by reference to Exhibit No. 10.38 of the Company's Form 10-K for the year ended December 31, 1994)

        10.39 Deed of Trust and Security Agreement between Smith Property Holdings Three L.P. ("Smith Three") and The Northwestern Mutual Life Insurance Company ("Northwestern") (Incorporated by reference to Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

        10.40 Guarantee of Recourse Obligations by Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No.
               10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

        10.41 Absolute Assignment of Leases and Rents between Smith Three and Northwestern (Incorporated by reference to Exhibit No. 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

        10.42 Promissory Note of Smith Three to Northwestern (Incorporated by reference to Exhibit No. 10.5 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

        10.43 Purchase Money Deed of Trust and Security Agreement between Smith Property Holdings Three (D.C.) L.P. ("Smith Three D.C.") and Northwestern (Incorporated by reference to Exhibit No. 10.6 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

        10.44 Guarantee of Recourse Obligations by Smith Three D.C. and the Operating Partnership (Incorporated by reference to Exhibit No.
               10.7 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

        10.45 Absolute Assignment of Leases and Rents between Smith Three D.C. and Northwestern (Incorporated by reference to Exhibit No. 10.8 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

        10.46 Purchase Money Promissory Note of Smith Three D.C. to Northwestern (Incorporated by reference to Exhibit No. 10.9 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

        10.47 Supplemental Loan Agreement by and among Smith Property Holdings Two L.P. ("Smith Two"), Smith Property Holdings Two (D.C.) L.P. ("Smith Two D.C.") and Green Park Financial Limited Partnership ("Green Park") (Incorporated by reference to Exhibit No. 10.47 of the Company's Form 10-K for the year ended December 31, 1998)

        10.48 Supplemental Loan Agreement by and among Smith Property Holdings One L.P. ("Smith One D.C."), Smith Property Holdings One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated by reference to Exhibit No. 10.13 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

        10.49 Multifamily Note of Smith One to GMAC (Incorporated by reference to Exhibit No. 10.14 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

        10.50 Multifamily Note of Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.15 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

        10.51 Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.16 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
               1994)

        10.52 Property Management Agreement by and between Smith One and the Operating Partnership (Incorporated by reference to Exhibit No.
               10.17 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

        10.53 Multifamily Deed of Trust, Assignment of Rents and Security Agreement between Smith One D.C. and GMAC (Incorporated by reference to Exhibit No. 10.18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

        10.54 Commercial Leasing and Property Management Agreement between Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No. 10.19 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

        10.55 Agreement of Limited Partnership of Smith Employment Services L.P. (Incorporated by reference to Exhibit No. 10.58 of the Company's Form 10-K for the year ended December 31, 1994)

        10.56 Certificate of Limited Partnership of Smith Employment Services L.P. (Incorporated by reference to Exhibit No. 10.59 of the Company's Form 10-K for the year ended December 31, 1994)

        10.57 Second Restated and Amended Agreement of Limited Partnership of First Herndon Associated Limited Partnership (Incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995)

        10.58 Second Amendment to the Certificate of Limited Partnership of First Herndon Associates Limited Partnership (Incorporated by reference to Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995)

        10.59 Certificate of Incorporation of Smith Six, Inc. (Incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

        10.60 By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

        10.61 Agreement of Limited Partnership of Smith Property Holdings Six L.P. (Incorporated by reference to Exhibit No. 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

        10.62 Agreement of Limited Partnership of Smith Property Holdings Six (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

        10.63 Certificate of Incorporation of Smith Seven, Inc. (Incorporated by reference to Exhibit No. 10.66 of the Company's Form 10-K for the year ended December 31, 1995)

        10.64 By-Laws of Smith Seven, Inc. (Incorporated by reference to Exhibit No. 10.67 of the Company's Form 10-K for the year ended December 31, 1995)

        10.65 Agreement of Limited Partnership of Smith Property Holdings Seven L.P. (Incorporated by reference to Exhibit No. 10.68 of the Company's Form 10-K for the year ended December 31, 1995)

        10.66 Commitment for Mortgage Loan to the Operating Partnership from Northwestern Mutual Life Insurance Company (Incorporated by reference to Exhibit No. 10.69 of the Company's Form 10-K for the year ended December 31, 1995)

        10.67 Third Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et. al. (Incorporated by reference to Exhibit No. 10.71 of the Company's Form 10-K for the year ended December 31, 1997)

        10.68 First Amendment to Third Amended and Restated Credit Agreement between the Operating Partnership and PNC Bank, National Association, et. al. (Incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998)

        10.69 Second Amendment to Third Amended and Restated Credit Agreement between the Operating Partnership and PNC Bank, National Association, et. al. (Incorporated by reference to Exhibit 99.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998)

        10.70 First Amendment to First Amended and Restated Agreement of 1994 Employee Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc. (Incorporated by reference to Exhibit
               4.9 in the Company's Registration Statement on Form S-8, File No. 333-67421)

        10.71 Second Amendment to First Amended and Restated Agreement of 1994 Employee Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc. (Incorporated by reference to Exhibit No. 10.71 of the Company's Form 10-K for the year ended December 31, 1998)

        10.72 Rights Agreement between Charles E. Smith Residential Realty, Inc. and First Union National Bank, as Rights Agent (Incorporated by reference to Exhibit No. 10.72 of the Company's Form 10-K for the year ended December 31, 1998)

        10.73 Third Amendment to First Amended and Restated of 1994 Employee Restricted Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc.

        10.74 First Amendment to First Amended and Restated 1994 Employee Restricted Stock and Restricted Unit Plan of Charles E. Smith Residential Realty, Inc.

        10.75 Fourth Amendment to First Amended and Restated 1994 Employee Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc.

           21  Subsidiaries of the Registrant

         23.1  Consent of Arthur Andersen LLP

           27  Financial Data Schedule

14(b)     Reports on Form 8-K

          A report on Form 8-K was filed on September 22, 1999 (and subsequently amended on Form 8-K/A filed November 19, 1999 and on Form 8-K/A filed January 18, 2000) providing information on a Property (Forte Towers) acquired by the Company during the fourth quarter of 1999, including certain unaudited pro forma balance sheets and statements of operations of the Company reflecting the acquisition and statements of revenue and certain expenses for the Property for the year ended December 31, 1998, and applicable subsequent periods.

          A report on Form 8-K was filed on January 5, 2000 (and subsequently amended on Form 8-K/A filed January 24, 2000, and on Form 8-K/A filed March 2, 2000) providing information on two Properties (Aventura and Hollywood) acquired by the Company during the fourth quarter of 1999 and the first quarter of 2000, respectively, including certain unaudited pro forma balance sheets and statements of operations of the Company reflecting the acquisition and statements of revenue and certain expenses for the Properties for the year ended December 31, 1998, and applicable subsequent periods.


14(c)     Exhibits

     The list of Exhibits filed with this report is set forth in response to
Item 14(a)(3). The required exhibit index has been filed with the exhibits.


14(d)     Financial Statements

 See Index to Financial Statements and Schedules on Page F-1 of this Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2000.


                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                    By Charles E. Smith Residential Realty, Inc., its General Partner


                    By   /s/Ernest A. Gerardi, Jr.
                         ----------------------------------------------
                         Ernest A. Gerardi, Jr.
                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of March, 2000.

     Signature                                    Title
     ---------                                    -----


/s/Robert H. Smith                      Chairman of the Board, and Director
--------------------------------
Robert  H. Smith


/s/Robert P. Kogod                      Director
--------------------------------
Robert P. Kogod


/s/Ernest A. Gerardi, Jr.               President, Chief Executive Officer, and
--------------------------------
Ernest A. Gerardi, Jr.                   Director


/s/ Wesley D. Minami                    Executive Vice President and Chief
--------------------------------
Wesley D. Minami                         Financial Officer

/s/Steven E. Gulley                     Vice President, Controller, and Chief
--------------------------------
Steven E. Gulley                         Accounting Officer



/s/R. Michael McCullough                Director
--------------------------------
R. Michael McCullough



/s/Charles B. Gill                       Director
--------------------------------
Charles B. Gill



/s/Mandell J. Ourisman                   Director
--------------------------------
Mandell J. Ourisman



/s/L. Ronald Scheman                            Director
--------------------------------
L. Ronald Scheman

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

     Notes to Consolidated Financial Statements                F-7 to F-35


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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Charles E. Smith Residential Realty L.P.:


We have audited the accompanying consolidated balance sheets of Charles E. Smith Residential Realty L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, partner's equity and other limited partners' interest, and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the management of Charles E. Smith Residential Realty L.P. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles
E. Smith Residential Realty L.P. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule III - Real Estate and Accumulated Depreciation is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                          ARTHUR ANDERSEN LLP

Vienna, Virginia
February 7, 2000

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                                                                       1999                            1998
                                                                                --------------------         -----------------------

                 ASSETS

Rental property, net                                                            $         1,369,416           $          926,749
Rental property under development                                                           169,626                      167,214
Cash                                                                                         10,557                          -
Escrow funds                                                                                 18,309                       23,819
Investment in and advances to Property Service Businesses                                    70,282                       28,633
Investment in joint ventures                                                                 20,574                          -
Deferred charges, net                                                                        16,727                       18,081
Security deposits                                                                             4,058                        2,408
Other assets                                                                                 25,229                       18,495
                                                                                --------------------         -----------------------
                                                                                $         1,704,778           $        1,185,399
                                                                                ====================         =======================

                 LIABILITIES AND EQUITY

Liabilities
    Mortgage loans and notes payable:
       Mortgage loans                                                           $           817,278           $          622,386
       Construction loans                                                                    80,045                       63,193
       Line of credit and note payable                                                       72,000                      105,000
                                                                                --------------------         -----------------------
          Total mortgage loans and notes payable                                            969,323                      790,579
    Accounts payable and accrued expenses                                                    44,480                       22,830
    Security deposits                                                                         4,058                        2,408
                                                                                --------------------         -----------------------
       Total liabilities                                                                  1,017,861                      815,817
                                                                                --------------------         -----------------------

Commitments and contingencies

Other Limited Partners' Interest
    Preferred units - Series H Cumulative Convertible Redeemable Preferred
       Units, 1,800,000 units issued and outstanding at December 31, 1999                   45,000                           -
    Common units - 13,855,404 and 13,268,740 units issued and outstanding
       at December 31,1999 and 1998, respectively, at redemption value                     490,135                       426,258
                                                                                --------------------         -----------------------
                                                                                           535,135                       426,258
                                                                                --------------------         -----------------------

Partner's Equity
    General Partner's General and Limited Partnership Interest
       Preferred units                                                                    251,500                       141,867
       Common units - 20,673,039 and 18,212,600 units issued and
          outstanding at December 31, 1999 and December 31, 1998,
          respectively                                                                    (99,718)                     (198,543)
                                                                                --------------------         -----------------------
              Total partner's equity                                                      151,782                       (56,676)
                                                                                --------------------         -----------------------
                                                                                $       1,704,778             $       1,185,399
                                                                                ====================         =======================

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Unit Data)



                                                                                        Year Ended December 31,
                                                                  -----------------------------------------------------------------
                                                                        1999                    1998                     1997
                                                                  ----------------     --------------------     -------------------

Rental Properties:
    Revenues                                                      $     301,233          $       250,067         $       199,944

    Expenses
      Operating costs                                                   (95,777)                (84,237)                 (71,265)
      Real estate taxes                                                 (23,173)                (17,254)                 (12,402)
      Depreciation and amortization                                     (33,906)                (28,958)                 (20,666)
                                                                  ----------------     --------------------     -------------------
         Total expenses                                                (152,856)               (130,449)                (104,333)

Equity in income of joint ventures                                          744                     -                        -

Equity in income of Property Service Businesses                           6,542                   8,433                    7,597

Corporate general and administrative expenses                            (9,607)                 (8,947)                  (6,563)
Interest income                                                           1,539                   1,257                    1,063
Interest expense                                                        (57,094)                (47,334)                 (45,411)
                                                                  ----------------     --------------------     -------------------
Income before gain on sales, loss on unused treasury lock,
     and extraordinary item                                              90,501                  73,027                   52,297

Gain on sales                                                            63,673                  18,150                      -

Loss on unused treasury lock                                                -                    (4,923)                     -
                                                                  ----------------     --------------------     -------------------

Income before extraordinary item                                        154,174                  86,254                   52,297

Extraordinary item - loss on extinguishment of debt                        (360)                (16,384)                     (87)
                                                                  ----------------     --------------------     -------------------

Net income                                                              153,814                  69,870                   52,210

Less:   Income attributable to preferred units                          (14,138)                (10,722)                  (1,881)
                                                                  ----------------     --------------------     -------------------

Net income attributable to common units                           $     139,676          $       59,148          $        50,329
                                                                  ================     ====================     ===================

Earnings per common unit - basic

     Income before extraordinary item                             $        4.25          $         2.50          $          1.89
     Extraordinary item                                                   (0.01)                  (0.54)                      -
                                                                  ----------------     --------------------     ------------------

     Net income                                                   $        4.24          $         1.96          $          1.89
                                                                  ================     ====================     ==================

 Earnings per common unit - diluted

    Income before extraordinary item                              $        4.05          $         2.49          $          1.88
    Extraordinary item                                                    (0.01)                  (0.54)                      -
                                                                  ----------------     --------------------     ------------------

    Net income                                                    $        4.04          $         1.95          $          1.88
                                                                  ================     ====================     ==================



       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY AND OTHER LIMITED PARTNERS' INTEREST
                            (Dollars in Thousands)


                                                                General Partner's General and                  Other Limited
                                                                     Limited Interest                       Partners' Interest
                                                             ------------------------------------    -------------------------------
                                                                                                                        Series H
                                                                 Preferred             Common              Common       Preferred
                                                                   Units                Units              Units          Units
                                                             ----------------    ----------------    ---------------   -------------
Balance, December 31, 1996                                  $            -      $      (389,252)    $       351,873   $      -

  Units exchanged for acquisitions                                       -                  -                75,019          -
  Adjustment for grants                                                  -                  -                   579          -
  Net income                                                             -               26,593              25,617          -
  Contribution by Charles E. Smith Residential Realty, Inc.           79,675            124,180                 -            -
  Conversion of Preferred units to Common units                          -                  -                   -            -
  Offering costs                                                         -                 (562)                -            -
  Repurchase and cancellation of Operating Partnership units             -                  -                (2,206)         -
  Distributions                                                          -              (27,151)            (26,369)         -
  Other                                                                  -                  244                 110          -
  Adjustment to reflect Other Limited Partners' interest
     at redemption value                                                 -              (78,096)             78,096          -
                                                             ----------------    ----------------    ---------------   -------------

Balance, December 31, 1997                                            79,675           (344,044)            502,719          -

  Units exchanged for acquisitions                                       -                  -                11,820          -
  Adjustment for grants                                                  -                  -                   521          -
  Net income                                                             -               41,129              28,741          -
  Contribution by Charles E. Smith Residential Realty, Inc.           76,500             45,454                 -            -
  Conversion of Preferred units to Common units                      (14,308)            14,308                 -            -
  Offering costs                                                         -               (1,874)                -            -
  Repurchase and cancellation of Operating Partnership units             -                  -                  (594)         -
  Distributions                                                          -              (44,498)            (28,966)         -
  Other                                                                  -                  121               2,878          -
  Adjustment to reflect Other Limited Partners' interest
     at redemption value                                                 -               90,861             (90,861)         -
                                                             ----------------    ----------------    ---------------   -------------

Balance, December 31, 1998                                           141,867           (198,543)            426,258          -

  Units exchanged for acquisitions                                       -                  -                42,426          -
  Adjustment for grants                                                  -                  -                   -            -
  Net income                                                             -               82,237              71,577          -
  Contribution by Charles E. Smith Residential Realty, Inc.          130,000             30,625                 -            -
  Proceeds from issuance of Preferred units                              -                  -                   -         45,000
  Conversion of Preferred units to Common units                      (20,367)            20,367                 -            -
  Offering costs                                                         -               (4,837)                -            -
  Distributions                                                          -              (56,247)            (28,637)         -
  Other                                                                  -                4,358                 833          -
  Adjustment to reflect Other Limited Partners' interest
     at redemption value                                                 -               22,322             (22,322)         -
                                                             ----------------    ----------------    ---------------   -------------

Balance, December 31, 1999                                  $        251,500    $       (99,718)    $       490,135   $   45,000
                                                             ================    ================    ===============   =============



Units issued and outstanding at December 31, 1999                  6,833,449         20,673,039          13,855,404    1,800,000
                                                             ================    ================    ===============   =============

Units issued and outstanding at December 31, 1998                  3,355,453         18,212,600          13,268,740          -
                                                             ================    ================    ===============   =============



       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                                             Year Ended December 31,
                                                                                -----------------------------------------------

                                                                                     1999              1998            1997
                                                                                --------------      ----------      -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                $      153,814      $   69,870      $    52,210
     Adjustments to reconcile net income to net cash provided
       by operating activities:
          Extraordinary item - loss on extinguishment of debt                             360          16,384              -
          Loss on unused treasury lock                                                    -             4,923              -
          Gain on sale                                                                (63,673)        (18,150)             -
          Depreciation and amortization                                                36,160          31,118           23,543
          Decrease (increase) in escrow funds                                          (4,075)          1,490           (1,519)
          Decrease (increase) in other assets                                          (1,925)          3,833           (3,218)
          Increase (decrease) in accounts payable and accrued expenses                 20,524           9,098            4,207
                                                                                --------------      ----------      ------------
             Net cash provided by operating activities                                141,185         118,566           75,223
                                                                                --------------      ----------      ------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                                 (305,737)       (255,695)        (173,205)
     Additions to rental property                                                     (33,056)        (16,852)         (12,811)
     Disposition of rental property                                                    88,558             -                -
     Increase in investment in and advances to Property Service Businesses            (36,240)        (14,492)          (5,111)
     Increase in investment in Joint Ventures                                          (5,540)            -                -
     Acquisition deposits and other                                                    (6,475)         (2,956)          (5,797)
                                                                                --------------      ----------      ------------
             Net cash used in investing activities                                   (298,490)       (289,995)        (196,924)
                                                                                --------------      ----------      ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease (increase) in deferred charges                                            1,300          (6,149)         (1,033)
     Net proceeds from sale of common stock                                             7,000          45,454         124,180
     Net proceeds from sale of preferred stock and units                              170,163          74,626          79,113
     Mortgage loans, net                                                               87,041          58,495          (9,847)
     Lines of credit, net                                                             (33,000)         30,000          (7,050)
     Construction loans, net                                                           16,851          57,657         (12,150)
     Prepayment penalties                                                              (1,038)        (12,672)            -
     Loss on unused treasury lock                                                         -            (4,923)            -
     Repurchase of units                                                                  -              (594)         (2,206)
     Dividends and distributions - Common                                             (71,394)        (63,253)        (52,619)
     Dividends and distributions - Preferred                                          (13,490)        (10,207)           (901)
     Other, net                                                                         4,429           2,995             316
                                                                                --------------      ----------      ----------
                Net cash provided by financing activities                             167,862         171,429         117,803
                                                                                --------------      ----------      ----------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                             10,557             -            (3,898)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           -               -             3,898
                                                                                --------------      ----------      ----------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $       10,557      $      -        $      -
                                                                                ==============      ==========      ==========






       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND FORMATION OF COMPANY

     Charles E. Smith Residential Realty, Inc. (the "Company"), formed in June 1993, is a self-administered and self-managed equity real estate investment trust ("REIT"). On June 30, 1994, the Company raised equity through an initial public offering and a private placement and issued debt. The proceeds were used to acquire the sole general partnership and a proportionate limited partnership interest in Charles E. Smith Residential Realty L.P. (the "Operating Partnership") which is the successor entity to the CES Group. Simultaneously, the entities that owned the properties and the related service businesses included in the CES Group contributed the properties and service businesses to the Operating Partnership (or corporations in which the Operating Partnership owns substantially all of the non-voting equity) and received in exchange, directly or indirectly, units of limited partnership in the Operating Partnership. The contributed assets and liabilities were recorded at historical net book value, which transferred a net carry-over deficit of $244.2 million to the Operating Partnership. Some references made herein to the Company include the Operating Partnership and the Property Service Businesses, as the context requires.

     The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of December 31, 1999, the Operating Partnership owned 51 operating multifamily properties containing 23,681 apartment units (the "Properties"), had 951 units under construction at two owned sites , had 226 units under construction at one site for which the Company owned substantially all of the economic interest, and had agreements to purchase 1,243 units at four additional sites. The Operating Partnership also had interests in three operating multifamily properties totaling 1,267 units and in one property under construction totaling 630 units. In addition, the Operating Partnership owned two freestanding community retail shopping centers aggregating 436,000 square feet. The properties are located in the following metropolitan areas:

                                                              Southeast
                           Washington, D.C.  Chicago  Boston   Florida   Total
                           ----------------  -------  ------  ---------  -----
Multifamily
-----------
  Operating                        44             6       2          2      54
  Under Construction/(1)/           6             1       -          1       8

Retail Centers                      2             -       -          -       2
--------------                   ----          ----    ----       ----    ----
                                   52             7       2          3      64
                                 ====          ====    ====       ====    ====

/(1)/ Includes four sites under agreement to purchase.


     Additionally, the Operating Partnership owned substantially all of the equity in entities which provide multifamily property management and leasing, furnished corporate apartments, interior construction and renovation, and building engineering and technical services (collectively, the "Property Service Businesses").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements include all of the accounts of the Company, the Operating Partnership and its subsidiaries and affiliates. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses, and three of its joint venture interests.

     All significant inter-company balances and transactions have been eliminated.

Rental Property

     The Company recorded the contributed properties at the former owners' historical cost. Rental property subsequently acquired or developed is recorded at the Company's actual cost, including interest and real estate taxes incurred during development. Ordinary repairs and maintenance, such as minor replacements and painting, are expensed as incurred. Major improvements, such as new HVAC equipment and kitchen/bath renovations, are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Depreciation on buildings and improvements is computed using the straight-line method over estimated useful asset lives as follows:

          Base building                           40 years
          Land improvements                       20 years
          Building improvements                   7 to 20 years
          Tenant improvements                     Shorter of remaining lease term or useful life
          Furniture, fixtures and equipment       3 to 10 years

Deferred Charges

    Deferred charges consist primarily of loan fees, which are amortized to interest expense over the terms of the notes using the effective interest rate method, and retail lease acquisition costs, which are amortized over the terms of the related leases.

Revenue Recognition

     Rental income attributable to residential leases is recognized when due from residents. The Company requires residents to initially execute a one-year lease. At the expiration of the lease term, if not renewed, the lease converts to a month-to-month basis.

     Minimum rental income attributable to retail leases is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Minimum rental income recognized in excess of payments due was $5.7 million and $5.4 million at December 31, 1999 and 1998,

Use of Estimates in the Financial Statements



respectively, and is included in other assets. The lease agreements contain provisions that provide for additional rentals based on the tenants' sales volume and reimbursement from the tenants for their share of real estate taxes and certain common area maintenance costs. Additional rentals are recognized on the accrual basis.

     The future minimum lease payments to be received by the Company under noncancelable retail leases as of December 31, 1999 are as follows (in thousands):


           Year Ending
           December 31,
           ------------
               2000                      $ 6,919
               2001                        6,611
               2002                        6,997
               2003                        6,845
               2004                        6,477
            Thereafter                    66,027
                                         -------
                                         $99,876
                                         =======

Income Taxes

     These financial statements contain no provision for federal income taxes since the entity is a partnership and, therefore, all federal income tax liabilities and/or tax benefits are passed through to the individual partners in accordance with the partnership agreement and the Internal Revenue Code.

     The Company's income tax basis in its assets and liabilities was $1,229 million and $948 million, respectively, at December 31, 1999 and $966 million and $879 million, respectively, at December 31, 1998.

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

New Accounting Pronouncements

     During 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which had no impact, and SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information", which is reflected in Note 15.

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for years beginning after June 15, 2000. The standard is not expected to have a significant impact on the Company's financial statements since the Company has no derivative instruments.

Reclassifications

     Certain reclassifications of the prior years' information have been made to conform to the current year's presentation.

3.   RENTAL PROPERTY

Rental Property

     Rental property consists of the following as of December 31 (in thousands):

                                                1999         1998
                                             -----------  ----------

          Land                               $  215,748   $ 157,337
          Buildings and improvements          1,395,982     997,868
          Property under construction           169,932     167,441
                                             ----------   ---------
                                              1,781,662   1,322,646
          Less:  Accumulated depreciation      (242,620)   (228,683)
                                             ----------   ---------
                                             $1,539,042  $1,093,963
                                             ==========  ==========

     Depreciation expense of the Company was $33.7 million, $28.6 million and $20.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Repairs and maintenance expense of the Company was $14.5 million, $13.6 million and $13.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Acquisitions

     During 1999, the Company acquired eight properties for $404.5 million, adding 5,693 apartment units. The Operating Partnership issued a total of approximately 1.1 million Operating Partnership units valued at $35.3 million and assumed $106.9 million in mortgage loans that were adjusted to a fair value of $108.5 million. The conversion of these Operating Partnership units into Company common stock is generally restricted for up to two years. In addition, the Company issued 694,586 common shares valued at $23.6 million and used the proceeds from issuing 641,026 Series G Preferred Shares valued at $25 million in connection with the Forte Towers' acquisition. The balance was funded from available cash and draws on the line of credit.

     In 1999, the Company acquired the land beneath its Crystal Square property and the 5.1% net profit interest in its Crystal Plaza property. The purchase price of $10.0 million consisted of 32,258 Operating Partnership units valued at $1.0 million and the assumption of debt, which was repaid with $9.0 million cash drawn upon the line of credit. This transaction was completed concurrently with the purchase by Charles E. Smith Commercial Realty L.P. ("CESCR") of commercial land and partnership interests. The Company also acquired the land beneath its Orleans Village property during the year. The purchase price of $0.4 million consisted of 7,797 Operating Partnership units valued at $0.2 million and cash of $0.2 million.

     During 1998, the Company acquired five properties for $190.5 million, adding 1,942 apartment units. The Operating Partnership issued a total of 0.3 million Operating Partnership units valued at $11.8 million and assumed a $31.5 million mortgage loan which was adjusted to its fair value of $33.5 million. The balance was funded from available cash and draws on the line of credit. One of the properties acquired included 13% of the underlying land with the balance subject to ground leases expiring in 2067.

Dispositions

     In 1999, the Company sold six operating multifamily properties (one in suburban Maryland, four in northern Virginia, and one in Washington, D.C.) for a total of $100.3 million. Four of the six sales were completed as tax-deferred I.R.C. Section 1031 exchanges. The book gains recognized on the sales totaled $59.1 million. In addition, the Company sold a 52% interest in one property and recognized a gain of $4.6 million (see Note 5).

     During 1998, the Company sold two properties in southeast Washington, D.C. for a total of $22.0 million. The sales were completed as tax-deferred I.R.C.
Section 1031 exchanges. The Company recognized book gains on the sales totaling $18.2 million.

Development

     At December 31, 1999, the Company had 1,177 apartment units under construction at three sites, and had an interest in 630 additional units under construction at one site. Total estimated development cost (including land) is approximately $268 million of which $107 million is unspent as of December 31, 1999.


4.   INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES

     The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses, which include Smith Realty Company ("SRC"), Consolidated Engineering Services, Inc. ("CES") and affiliates (which includes Combustioneer Corp.), and Smith Management Construction, Inc. ("SMC"). These companies provide services which include property management, leasing, furnished corporate apartments, engineering, construction and renovation. Under the equity method, the Company's investment is adjusted for its proportionate share of earnings or losses of the Property Service Businesses and by dividends received. The Operating Partnership recognized its interest in the earnings of each of the Property Service Businesses which aggregated $6.5 million, $8.4 million and $7.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Operating Partnership recorded distributions aggregating $9.8 million, $10.5 million and $8.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Property Service Businesses provide services to the Company under one-year agreements which are automatically renewable. Such services are generally provided at cost (including a proportionate share of total overhead) except property management and leasing services which are provided at cost plus five percent. The Property Service Businesses also provide services to certain partnerships which own multifamily and commercial office properties and have Messrs. Smith and Kogod as the general partners ("Affiliates"). Such services are generally provided at cost (including overhead) plus a fee, except for certain engineering and technical services which are provided at cost and overhead.

     In November 1997, certain commercial office Affiliates combined into a single partnership, CESCR. In conjunction with the combination, CES and SMC each entered into eight-year agreements with CESCR to continue providing services under the same terms and conditions previously in place. In addition, certain Financing Services personnel of SRC transferred to CESCR. SRC entered into an agreement, which expired December 31, 1998, to provide Financing Services for certain properties owned by CESCR. SRC earned $1.8 million in fee income under this agreement in 1998. On May 1, 1999, the Company received 79,905 Operating Partnership units valued at $2.5 million as final settlement from an affiliate of Messrs. Smith and Kogod and immediately canceled the units. The transaction was accounted for as a capital transaction, therefore no gain or loss was recorded. Management does not expect any significant future income from Financing Services.

     In addition to the above, SRC provided administrative services such as accounting, systems and human resources services to the Operating Partnership and Affiliates at cost (including overhead) in accordance with cost and executive sharing agreements. In management's opinion, the allocation methods provide reasonable estimates of the costs that would have been incurred had the services been provided by the Operating Partnership.

     Total fees and administrative services charged by the Property Service Businesses to the Operating Partnership and Affiliates follows (in thousands):

                                                                        Year Ended December 31,
                                                                       -------------------------
                                                                         1999    1998     1997
                                                                       -------  -------  -------
Fees Charged by Property Services Businesses to:
------------------------------------------------

Operating Partnership                                                  $15,569  $12,789  $ 8,762
Affiliates                                                              30,561   32,512   29,841

Costs of Administrative Services Charged by SRC to:
---------------------------------------------------

Operating Partnership                                                   14,006   11,845    9,629
Affiliates                                                               4,736    4,806    5,632

     The Operating Partnership had net working capital advances to the Property Service Businesses of $33.2 million and $25.9 million at December 31, 1999 and 1998, respectively, which are reflected in the investment balance.

     In addition, the Operating Partnership made additional investments in the Property Service Businesses as follows:

     . In May 1998, the Operating Partnership lent $6.75 million to SRC in connection with the acquisition of SCL West.

     . During the third quarter of 1999, CES borrowed $1.4 million to acquire a facilities management business from CESCR.

     . In August 1999, the Operating Partnership acquired a 95% non-voting interest in AASE, Inc., an environmental consulting firm. The Company invested $3.5 million, which consisted of 49,762 Operating Partnership units valued at $1.7 million and cash of $1.8 million. Subsequently, the Operating Partnership contributed its interest in AASE, Inc. to CES in return for additional CES stock.

     . In August 1999, the Operating Partnership acquired a 95% non-voting interest in Combustioneer Corporation, a mechanical contracting firm. The Company invested $8.0 million, which consisted of 112,003 Operating Partnership units valued at $3.7 million and cash of $4.3 million.

     . In November 1999, CES borrowed $18.4 million from the Operating Partnership to partially fund the acquisition of NEMSI. The Operating Partnership also made a $4.6 million capital contribution to CES in connection with the acquisition.

     Combined summarized balance sheet information for the Property Service Businesses follows (in thousands):

                                             As of December 31,
                                        ----------------------------
                                           1999             1998
                                        -----------     ------------
     Assets/(1)/
       Accounts Receivable                $ 73,522         $42,356
       Property, Net                        10,589           6,910
       Other, Net                           41,178           7,123
                                          --------         -------
                                          $125,289         $56,389
                                          ========         =======
     Liabilities/(1)/
       Accounts Payable                   $ 39,255         $19,468
       Deferred Revenue                     13,976           5,050
       Due to Related Parties               52,816          29,800
       Other                                 6,675           3,403
     Equity                                 12,567          (1,332)
                                          --------         -------
                                          $125,289         $56,389
                                          ========         =======

/(1)/ Balance sheets exclude $44.5 million of notes due to the Operating
      Partnership which, under the equity method, are eliminated for purposes of carry-over basis accounting.

     Combined summarized income statement information for the Property Service Businesses follows (in thousands):

                                             Year Ended December 31,
                                         -------------------------------
                                           1999        1998       1997
                                         ---------   --------   --------

  Revenues                               $ 146,098   $108,199   $ 72,277
  Operating Expenses                      (137,776)   (98,072)   (62,976)
  Depreciation/Amortization                 (2,676)    (1,401)    (1,238)
  Other Income/Expense, Net                    905       (274)      (447)
                                         ---------   --------   --------
   Net Income(1)                         $   6,551   $  8,452   $  7,616
                                         =========   ========   ========

/(1)/ Represents 100% of the Property Service Businesses' net income, of which the Company's share was $6.5 million, $8.4 million and $7.6 million, respectively, for the years ended December 31, 1999, 1998 and 1997.

5.   JOINT VENTURES

     During 1999, the Company entered into three joint venture agreements with J.P. Morgan Strategic Property Fund ("J.P. Morgan"). The Company uses the equity method of accounting for its interest in the joint ventures, which include SPH Renaissance LLC ("Renaissance"), SPH Springfield Station LLC ("Springfield Station") and SPH University Center LLC ("University Center").

     Renaissance. In March 1999, the Company and J.P. Morgan formed a joint venture that acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia, for approximately $37.0 million. The joint venture plans to invest an additional $2.0 million in initial capital improvements and has placed debt of $19.0 million on the property. The debt carries an interest rate of 6.48% and matures in February 2006. Ownership interests in the joint venture are held 75% by J.P. Morgan and 25% by the Company. The Company's initial equity contribution totaled $4.4 million consisting of 21,903 Operating Partnership units valued at $0.7 million and cash of $3.7 million.

     Springfield Station. In May 1999, the Company and J.P. Morgan formed a joint venture to own and operate the Company's recently developed 631-unit Springfield Station property. The Company sold a 52% interest in Springfield Station to J.P. Morgan and received proceeds of approximately $50.0 million from the transaction. The joint venture placed $37.0 million in debt financing on the property at 6.85% fixed interest, which matures on June 1, 2001. The Company provided a construction completion guarantee on the project as well as a payment guarantee of $14.1 million of debt. The guarantees were released on September 30, 1999. The Company recognized $4.6 million of the $5.2 million gain and will defer the balance until final costs have been determined.

     University Center. In May 1999, the Company and J.P. Morgan also formed a development joint venture to develop a new 630-unit multifamily property in Loudon County, Virginia at the western end of the Dulles Technology corridor. Ownership interests are held 60% by J.P. Morgan and 40% by the Company. The joint venture intends to place debt financing for 50% of the project's estimated $66.0 million capitalized cost. Construction commenced during the third quarter of 1999 with final completion expected in 2001. The Company's initial equity contribution consisted of land acquired in 1998 for $5.4 million, less cash received of $3.0 million. The Company will provide development services and a construction completion guarantee to the venture. A Company affiliate will provide property management and marketing services.

     Combined summarized balance sheet information for the joint ventures as of December 31, 1999 follows (in thousands):

            Assets
               Rental Property, Net                     $109,942
               Rental Property Under Development          12,175
               Other                                       1,849
                                                        --------
                                                        $123,966
                                                        ========
            Liabilities
               Mortgage Loans                           $ 56,000
               Accounts Payable and Accrued Expenses       3,891
               Other                                         212
            Equity                                        63,863
                                                        --------
                                                        $123,966
                                                        ========

     Combined summarized income statement information for the joint ventures for the period from inception through December 31, 1999 follows (in thousands):

                    Revenues              $ 8,757
                    Operating Expenses     (2,464)
                    Interest Expense       (2,623)
                    Depreciation           (1,494)
                    Other, Net               (342)
                                          -------

                        Net Income        $ 1,834
                                          ========

6.   DEFERRED CHARGES

     Deferred charges consist of the following as of December 31 (in thousands):

                                                     1999      1998
                                                   --------  --------

        Loan Fees                                  $15,288   $16,619
        Retail lease acquisition costs               4,475     4,395
        Acquisition/Development Costs and Other      3,875     2,258
                                                   -------   -------
                                                    23,638    23,272
        Less:  Accumulated Amortization             (6,911)   (5,191)
                                                   -------   -------
                                                   $16,727   $18,081
                                                   =======   =======

     Amortization of loan fees (which is charged to interest expense) was $1.5 million, $1.6 million and $2.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Other amortization expense was $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

7.   MORTGAGE LOANS AND NOTES PAYABLE

     The Operating Partnership, through its subsidiary financing partnerships, has mortgage loans and notes payable as follows as of December 31:

                             Balance as of December 31,        Interest
                             --------------------------
                               1999            1998               Rate               Maturity
                               ----            ----              -----               --------
                                   (in thousands)
Mortgage Pools
--------------
 Pool Three                  $116,034        $117,000            7.99%               June 30, 2009
 FNMA Credit Facility         140,000         140,000            6.75%               October 30, 2013
 FNMA Credit Facility          29,507              --            6.85%               June 1, 2007
 Prudential                    53,000          53,000            6.88%               June 5, 2008
 Northwestern Mutual           29,720          30,000            7.27%               July 1, 2004

Individual Mortgages
--------------------
 1841 Columbia Road             3,900           3,173            7.34%               September 1, 2006
 Crystal Towers                43,746          44,198            7.16%               January 1, 2006
 2000 Commonwealth             17,100          17,100            6.30%               December 3, 2006
 Connecticut Heights           20,000          20,000            7.10%               March 18, 2008
 Cronin's Landing              32,494          33,208            6.90%               March 1, 2009
 Patriot Village               31,096          31,095            8.24%               August 1, 2009
 Crystal Plaza                 33,232          33,615            6.86%               November 1, 2009
 Crystal House I & II          38,250          38,250            6.29%               December 30, 2010
 Skyline Towers                49,300          49,300            6.45%               December 10, 2010
 Bennington                    12,210          12,447            7.50%               October 1, 2020
 Consulate                     12,606              --            7.38%               April 1, 2001
 Forte Towers                  34,288              --            8.65%               July 1, 2001
 Countryside                   28,000              --            7.23%               July 1, 2006
 Somerset                      32,915              --            8.31%               February 1, 2007
 Parkwest                       6,280              --            6.50%               April 1, 2007
 Terrace                       15,600              --            6.64%               April 1, 2007
 Buchanan House                38,000              --            6.67%               February 1, 2011

Secured Construction Loans
--------------------------
 One Superior Place            77,999          31,620            6.51% /(1)/         July 1, 2001
 Alban Towers                   2,046              --            7.31% /(1)/         February 5, 2002

Unsecured Lines of Credit
-------------------------
 $185 million
  PNC revolver                 47,000          53,000            7.46%               March 1, 2001
 $100 million
  PNC revolver                 25,000          52,000            7.22%               March 1, 2001

Unsecured Construction Loans
----------------------------
 Courthouse Place                  --          31,573            6.85% /(1)/         October 9, 2000
                             --------        --------

                             $969,323        $790,579
                             ========        ========

/(1)/ Variable rate loan.  Rate shown is at December 31, 1999.

     These loans require monthly interest and, where applicable, principal payments and are collateralized by first lien mortgages or deeds of trust on 39 of the 56 owned properties, bear interest at a weighted-average interest rate of 7.14% as of December 31, 1999 and have a weighted-average maturity of 8.1 years.


Mortgage Pools

     The loan for Mortgage Pool Three bears interest at a fixed rate of 7.99% with monthly payments of principal and interest. Principal amortization started on July 1, 1999 using a 25-year amortization schedule with a balloon payment due June 30, 2009. The loan requires a capital and repair escrow.

     In 1999, the Company closed on a $269.5 million standby credit facility with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was made in October 1998 for $140 million at 6.75% for fifteen years. A second draw was made in May 1999 for $29.5 million at 6.845% for eight years. Terms and rates of subsequent draws on this facility will be determined at the time of use. The facility contains certain restrictive covenants including a limit on debt to asset value and maintenance of debt service coverage ratios. Draws on the facility are secured by eight of the multifamily properties.

     The Prudential loan is a $53 million, secured loan due June 5, 2008 with a fixed rate of 6.88%. The loan is secured by two of the multifamily properties. In conjunction with this loan, the Company terminated a $20 million (notional value) treasury lock contract at a gain of $0.4 million, which is being amortized over the term of the loan.

     During 1998, the Company terminated a $50 million (notional value) treasury lock contract at a loss of $4.9 million. The treasury lock was put in place in the first quarter of 1998 in anticipation of a planned 10-year, unsecured financing, which ultimately did not occur.


Individual Mortgages

     Individual mortgages have fixed interest rates ranging from 6.3% to 8.7%.

     In February 1999, the Company repaid the $7.4 million Buchanan House mortgage through a draw on its line of credit. The Company paid a prepayment penalty of $0.9 million.

     In March 1999, the Company obtained a $38.0 million mortgage on Buchanan House with an effective fixed interest rate of 6.67%. The loan is interest only through May 2009, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due February 1, 2011.

     In March 1999, the Company repaid the $13.7 million mortgage on Terrace assumed on acquisition. The Company paid a prepayment penalty of $0.2 million. The Company obtained a new, interest-only mortgage of $15.6 million at an effective interest rate of 6.64% with principal due April 1, 2007.

     In September 1999, the Company refinanced the mortgage loan for 1841 Columbia Road. The old loan of $3.2 million was paid off and replaced with a new loan in the amount of $3.9 million at an annual interest rate of 7.34%, due September 1, 2006.

     During 1999, the Company's $83 million Northwestern Mutual acquisition credit facility expired. Borrowings outstanding of $29.7 million at December 31, 1999 bear interest at a weighted-average fixed rate of 7.27%, require monthly payments of interest and principal, and are collateralized by two Properties. The loan is partially guaranteed by the Company.


Lines of Credit

     The Company has two unsecured lines of credit -- a $100 million line and a $185 million line -- with PNC Bank, Bank of America, and U.S. Bank, as agents on both lines, which mature in March 2001. Draws upon the lines are subject to certain unencumbered asset requirements and bear interest at a selected London Interbank Offer Rate (LIBOR) plus 75 to 120 basis points based on the leverage ratio of the Company. As of December 31, 1999, the weighted average interest rate on outstanding draws was 7.38%. If the Company receives an investment grade rating on its unsecured debt, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating. The Company pays a fee of 0.20% on the full amount available under the lines of credit. The line of credit agreements contain certain restrictive covenants, including maintenance of minimum equity value, debt to equity ratios and debt service coverage requirements. The maximum amounts outstanding during 1999 and 1998 were $123.0 million and $251.5 million, respectively.


Construction Loans

     During 1998, the Company obtained a $90 million interest-only construction loan in connection with the development of One Superior Place in Chicago, Illinois, with interest currently at LIBOR plus 112.5 basis points (weighted average rate of 6.51% at December 31, 1999), payable monthly, due July 1, 2001. At the Company's option, maturity may be extended for two one-year periods based on certain conditions. The loan is collateralized by the property and is recourse to the Operating Partnership. The loan balance at December 31, 1999 was $78.0 million.

    In connection with the development of Alban Towers in Washington, D.C., the Company obtained a $32.5 million interest-only construction loan in August 1999 with interest currently at LIBOR plus 150 basis points (weighted average rate of 7.31% at December 31, 1999), payable monthly, due February 5, 2002. The loan is collateralized by the property. The loan balance at December 31, 1999 was $2.0 million.

     In September 1999 the Company paid off its variable rate, unsecured construction loan of $41.9 million used to finance the construction of Courthouse Place.

     The scheduled principal payments for all mortgage loans and notes payable are as follows (in thousands):

                    Year Ending
                    December 31,
                    ------------
                      2000                  $   4,645
                      2001                    200,369
                      2002                      6,580
                      2003                      4,883
                      2004                     35,033
                      Thereafter              717,813
                                            ---------
                                            $ 969,323
                                            =========

8.   PARTNERS' EQUITY

     As long as the Operating Partnership is in existence, the net proceeds of all equity capital raised by the Company (stock) will be contributed to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership (units) having the same characteristics as those of the securities issued by the Company.

     All references to issuance by the Company of stock also resulted in issuance by the Operating Partnership of equivalent units.

     Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Shares") has certain voting, dividend and liquidation preferences over the common shares. Dividends are cumulative and are payable quarterly at the greater of the rate declared on the common shares or the annual rate of $2.02 per share. The Series A Preferred Shares are not redeemable prior to May 15, 2003. On or after May 15, 2003, the Company, at its option, may redeem the Series A Preferred Shares for cash at a redemption price of $27.08 per share, plus accrued and unpaid dividends. Under certain circumstances, the Company may elect to make such redemption with common stock at the then market price of the common stock. Series A Preferred Shares may be converted into shares of common stock on a one-for-one basis subject to certain limitations.

     Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares") has certain voting, dividend and liquidation preferences over the common shares. The Series B Preferred shares have a liquidation preference of $28.50 per share. Dividends are cumulative and are payable quarterly at the greater of the rate declared on the shares of common stock of the Company or the annual rate of $2.02 per share. Series B Preferred Shares may be converted into shares of common stock on a one-for-one basis, subject to certain adjustments and limitations related to ownership of common stock of the Company. The Company may redeem Series B Preferred Shares at any time for common shares, plus accrued and unpaid dividends.

     In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, for $48.6 million, net of offering costs of $1.4 million. The Company amended the Articles of Incorporation to designate and establish the rights and privileges of the Series C Preferred Shareholders, which include certain voting, dividend and liquidation preferences over the common shareholders. The Series C Preferred Shares have a liquidation preference of $100,000 per share and an initial annual dividend rate of $7,910 per share. Dividends are cumulative and are payable quarterly. The Company may redeem Series C Preferred Shares after February 1, 2028, at the liquidation price plus accrued dividends.

     In July 1998, the Company issued 1.4 million shares of common stock (par value of $0.01 per share) under its existing shelf registration statement at a net purchase price of $32.625 per share. The net proceeds of approximately $45.4 million were used to retire outstanding debt and for working capital needs.

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

     In March 1999, 125,367 Series B Preferred Shares were converted to common shares on a one-for-one basis. In May 1999, the remaining 589,261 Series B Preferred Shares were converted to common shares on a one-for-one basis.

     In July 1999, the Company entered into a purchase agreement for 684,931 shares of Series E Cumulative Convertible Redeemable Preferred Stock ("Series E Preferred Shares"), $0.01 par value, at $36.50 per share for a total of $25.0 million, less $0.9 million of offering costs. The Series E Preferred Shares were issued on July 13, 1999. The Company also entered into purchase agreements for 666,667 shares of Series F Cumulative Convertible Redeemable Preferred Stock ("Series F Preferred Shares"), $0.01 par value, at $37.50 and 641,026 shares of Series G Cumulative Convertible Redeemable Preferred Stock ("Series G Preferred Shares"), $0.01 par value, at $39.00. The Series F Preferred Shares were issued on October 1, 1999 for $25.0 million, less $0.6 million of offering costs, and the Series G Preferred Shares were issued on November 5, 1999 for $25.0 million, less $0.4 million of offering costs. The dividend yield to be paid on these preferred shares will be 7.75% in the first year following their issuance, 8.25% in year two and 8.5% in year three and thereafter, with a minimum payment equivalent to the dividend rate paid on the Company's common shares. Conversion to common shares is on a one-for-one basis with call protection varying by series between three and six years.

     The Company amended the Articles of Incorporation to designate and establish the rights and privileges of the Series E, F, and G Preferred Shareholders, which include certain voting, dividend and liquidation preferences over the common shareholders. The Series E, F, and G Preferred Shares have liquidation preferences of $36.50, $37.50, and $39.00, respectively. Dividends are cumulative and are payable quarterly.

     In September 1999, the Company issued 2,200,000 shares of Series H Cumulative Convertible Redeemable Preferred Stock ("Series H Preferred Shares"), $0.01 par value, for $53.5 million, net of offering costs of $1.5 million. The Series H Preferred Shares have a liquidation preference of $25 per share and a five-year non-call provision. Dividends are payable quarterly at the greater of 8.125% of the liquidation preference or the dividend declared on the number of shares of common stock of the Company into which a Series H Preferred Share is convertible. The holders of the Series H Preferred Shares have the right, at any time, to convert such shares to shares of common stock at a conversion price of $38.50 (equivalent to a conversion rate of approximately 0.65 shares of common stock for each Series H Preferred Share). Simultaneously with the above, the Operating Partnership issued 1.8 million Series H Cumulative Convertible Redeemable Preferred Units ("Series H Preferred Units") for $43.7 million, net of offering costs of $1.3 million. The Series H Preferred Units have terms similar to the Series H Preferred Shares.

     In November 1999, the Company issued 694,586 shares of common stock in a merger transaction with the owner of several Florida properties. The proceeds of $23.6 million were used to fund the acquisition of Forte Towers.

     In December 1999, the Company issued 200,000 shares of common stock valued at $7 million to Consolidated Engineering Services, Inc. CES distributed the shares to partially fund its $23 million acquisition of New England Mechanical Services, Inc.

     During 1999, the Operating Partnership issued approximately 1.3 million Operating Partnership units valued at $42.4 million in connection with property acquisitions.

     Operating Partnership units held by the Minority Interest may be redeemed at the Unitholders' sole discretion. At the option of the Company, such redemption may be made for cash at the then fair value of the Company's stock or for shares of common stock of the Company on a one-for-one basis which does not have a dilutive effect. During 1999 and 1998, approximately 0.7 million and 1.3 million units, respectively, were redeemed for shares of common stock. Common Operating Partnership units held by the Minority Interest as of December 31, 1999 and 1998 were 13.9 million and 13.3 million, respectively.

     As of December 31, 1999, approximately 16.7 million shares of the Company's authorized common stock had been reserved for redemption of Operating Partnership units and 1.0 million shares were reserved under the Company's Dividend and Distribution Investment and Share Purchase Plan.

     The following table sets forth the Company's issued and outstanding preferred units as of December 31:

                                                                        1999       1998
                                                                      --------   --------
Preferred units - $0.01 par value; 2,640,325 units authorized;         (in thousands)
   Series A Cumulative Convertible Redeemable Preferred
   Units, liquidation preference of $27.08; 2,640,325 units
   issued and outstanding at December 31, 1999 and 1998               $ 71,500   $ 71,500

Preferred units - $0.01 par value; 1,216,666 units authorized;
   Series B Cumulative Convertible Redeemable Preferred
   Units, liquidation preference of $28.50; 714,628 units
   issued and outstanding at December 31, 1998                               -     20,367

Preferred units - $0.01 par value; 500 units authorized;
   Series C Cumulative Redeemable Preferred Units,
   liquidation preference of $100,000; 500 units
   issued and outstanding at December 31, 1999 and 1998                 50,000     50,000

Preferred units - $0.01 par value; 684,931 units authorized;
   Series E Cumulative Convertible Redeemable Preferred
   Units, liquidation preference of $36.50; 684,931 units
   issued and outstanding at December 31, 1999                          25,000          -

Preferred units - $0.01 par value; 666,667 units authorized;
   Series F Cumulative Convertible Redeemable Preferred
   Units, liquidation preference of $37.50; 666,667 units
   issued and outstanding at December 31, 1999                          25,000          -

Preferred units - $0.01 par value; 641,026 units authorized;
   Series G Cumulative Convertible Redeemable Preferred
   Units, liquidation preference of $39.00; 641,026 units
   issued and outstanding at December 31, 1999                          25,000          -

Preferred units - $0.01 par value; 4,040,404 units authorized;
   Series H Cumulative Convertible Redeemable Preferred
   Units, liquidation preference of $25.00; 4,000,000 units
   issued and outstanding at December 31, 1999                         100,000          -
                                                                      --------   --------
                                                                      $296,500   $141,867
                                                                      ========   ========


9.  Other Limited Partners' Interest

    Limited partnership units of the Other Limited Partners may be redeemed at the uithholders' discretion. At the option of the Company, such redemption may be made for cash, at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis.

    In accordance with generally accepted accounting principles, the Other Limited Partners' redemption rights are not included in partner's equity. Consequently, the accompanying consolidated balance sheets and statements of partner's equity reflect the Other Limited Partners' Interest in the Operating Partnership, measured at redemption value. Such interest is deducted from partner's equity.

10.   COMMITMENTS AND CONTINGENCIES

Purchase Commitments

     As of December 31, 1999, the Company had executed four contracts to purchase to-be-constructed multifamily properties totaling 1,243 apartment units. The maximum aggregate purchase price totals $158 million with projected closing dates between April 2000 and September 2001.

     These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At December 31, 1999, the Company had posted three letters-of-credit totaling $7.7 million in accordance with three of the contracts to be drawn upon only if the Company defaults on its contractual obligations to purchase the completed assets.

Ground Leases

     Seven of the Properties have ground leases expiring at various dates between December 2032 and April 2067. Generally, each ground lease provides for a nominal annual rental and an additional rental calculated from the results of Property operations after capital expenditures.

     The base rental expense to the Company under the ground leases was $1.6 million for 1999, $1.7 million for 1998 and $0.5 million for 1997. The additional rental expense to the Company under the ground leases was $3.9 million, $4.1 million and $3.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. At the expiration of the ground leases, the land and all of the improvements thereon will revert to the landowner. In most cases, the leases are subordinated to the mortgage debt on the related rental property.

     The future nominal base annual rentals as of December 31, 1999 for the ground leases are as follows (in thousands):

                         Year Ending
                         December 31,
                         ------------
                            2000             $ 1,615
                            2001               1,615
                            2002               1,615
                            2003               1,615
                            2004               1,615
                         Thereafter           95,859
                                            --------
                                            $103,934
                                            ========

Litigation

     The Company and/or the Property Service Businesses are presently subject to legal actions or claims for damages that arise in the ordinary course of business. In the opinion of management and counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Retirement Plans

     Substantially all of the personnel employed by the Operating Partnership and the Property Services Businesses are eligible and participate in the Charles
E. Smith 401 (k) Retirement Plan, a defined contribution, tax-qualified savings plan (the "Plan"). Generally, the employer contributes up to 4% of employee-qualified earnings. The total contributions made by the Operating Partnership were $0.5 million in 1999, $ 0.2 million in 1998, and $ 0.4 million in 1997.
The total contributions made by the Property Services Businesses were $0.8 million, $0.7 million and $0.7 million in 1999, 1998 and 1997, respectively.

     Certain executives of the Operating Partnership and the Property Services Businesses are also eligible and participate in a Deferred Compensation Plan, which was established in 1999. Total compensation deferred under this plan was $0.5 million in 1999.


11.  RELATED-PARTY TRANSACTIONS

     The Company conducts business with entities in which Messrs. Smith and Kogod exercise control. In each case, the Company's Board of Directors reviews the transaction and obtains, as required, independent assurance as to the arms-length nature of the terms. The following is a description of these transactions.

 . For the seven months ended July 31, 1999 and the years ended December 31, 1998 and 1997, the Company paid approximately $1.7 million, $2.3 million and $0.7 million, respectively, in payroll reimbursements to an entity controlled by Messrs. Smith and Kogod for efforts on development properties and potential development sites. Due to the higher level of activity associated with expanding the Company's development pipeline, the development personnel for which these reimbursements were made were hired directly by the Company in July 1999 and terminated their employment with the affiliate.

 . In connection with the development of Springfield Station, a contract was executed with an entity controlled by Messrs. Smith and Kogod to manage the construction of the apartments at a fee of 4% of hard construction costs. Construction management fees were $0.4 million, $0.7 million and $0.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, the contract has been fulfilled and no additional payments will be made.

 . Prior to December 1997, the two retail properties leased health club facilities to entities controlled by Messrs. Smith and Kogod. Rental income earned under these leases approximated $5.0 million for the year ended December 31, 1997. In December 1997, the health clubs were sold. In conjunction with that sale, the Company agreed to restructure the leases by reducing base rent on the Worldgate lease and extending the terms of both leases for ten years, through 2025, in exchange for a $2.3 million cash payment which is amortized over the lives of the revised leases.

 . In March 1999, the Company and J.P. Morgan formed a joint venture which acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia for approximately $37 million. The transaction was reviewed and approved by the Company's independent Directors since Messrs. Smith and Kogod held a general partnership interest in the selling entity.

 . In May 1999, the Company finalized the settlement of financing services provided to commercial office partnerships now owned and managed by CESCR, an affiliate of Messrs. Smith and Kogod. This settlement was initiated by the formation of CESCR in 1997, at which time the Company entered into an agreement to provide financing services to CESCR only through December 31, 1998. On May 1, 1999, the Company received 79,905 Operating Partnership Units valued at $2.5 million as final settlement from an affiliate of Messrs. Smith and Kogod and immediately canceled the Units.

 . In August 1999, Consolidated Engineering Services, Inc. expanded its facilities management services by acquiring a similar business from CESCR for $1.4 million. This transaction was completed concurrently with the sale to CESCR of the Company's retail property management business, which primarily deals with non-Company owned assets, for $1.0 million. The Company recognized a gain on the sale of $0.8 million.


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Operating Partnership for mortgages with similar terms and remaining maturities, the fair value of mortgages payable was approximately $790 million and $619 million at December 31, 1999 and 1998, respectively. The fair values of lines of credit and construction loans approximate the carrying values.


13.  EARNINGS PER UNIT

     For the years ended December 31, 1999, 1998 and 1997, basic earnings per common unit is computed based on 33.0 million, 30.2 million and 26.7 million weighted average units outstanding during the year, respectively, and diluted earnings per common unit is computed based on 33.2 million, 30.3 million, and
26.8 million weighted average units outstanding during the year adjusted for the assumed conversion of dilutive securities, respectively. In 1999, the per-unit impact of the extraordinary item was $0.01 per common unit (basic and diluted).

     A reconciliation of income (before extraordinary item) and units used to calculate basic and diluted earnings per unit for 1999, 1998 and 1997 follows:

                                                                 Weighted     Per-Unit
                                                  Income        Avg. Units     Amount
                                              --------------  --------------  --------
                                              (In Thousands)  (In Thousands)
Year Ended December 31, 1999
----------------------------
Income Before Extraordinary Item                   $154,174
Income Attributable to Preferred Units              (14,138)

Earnings Per Unit - Basic
   Income Attributable to Common
   Unitholders before Extraordinary Item           $140,036          32,977     $ 4.25
Effect of Dilutive Securities:
   Preferred Units - Series A and Series B            6,045           2,894       (.18)
   Options                                                -             221       (.02)
                                                   --------        --------     ------

Earnings Per Unit - Diluted                        $146,081          36,092     $ 4.05
                                                   ========        ========     ======

Year Ended December 31, 1998
----------------------------
Income Before Extraordinary Item                   $ 86,254
Income Attributable to Preferred Units              (10,722)
                                                   --------

Earnings Per Unit - Basic
   Income Attributable to Common
   Unitholders before Extraordinary Item           $ 75,532          30,184     $ 2.50
Effect of Dilutive Options                                -             165       (.01)
                                                   --------        --------     ------
Earnings Per Unit - Diluted                        $ 75,532          30,349     $ 2.49
                                                   ========        ========     ======

Year Ended December 31, 1997
----------------------------
Income before Extraordinary Item                                   $ 52,297
Income Attributable to Preferred Units               (1,881)
                                                   --------

Earnings Per Unit - Basic
   Income Attributable to Common
   Unitholders before Extraordinary Item           $ 50,416          26,670     $ 1.89

Effect of Dilutive Options                                -             161       (.01)
                                                   --------        --------     ------
Earnings Per Unit - Diluted                        $ 50,416          26,831     $ 1.88
                                                   ========        ========     ======

     Options to purchase 0.9 million shares of common stock were not included in the computation of diluted earnings per unit because the options exercise price was higher than the average price of the common units. All convertible preferred units, except for Series A and Series B Preferred Units, were also excluded from the calculation of diluted earnings per unit since the preferred distributions paid per unit exceeded basic earnings per unit.


14.  INCENTIVE PLANS

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based on the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standard No. 123, the Operating Partnership's net income would have been reduced by approximately $1,128,000 for the year ended December 31, 1999 ($0.03 per basic and diluted common unit), $499,000 for the year ended December 31, 1998 ($0.02 per basic and diluted common unit), and $65,000 (less than $0.01 per basic and diluted common unit) for the year ended December 31, 1997. The fair value of options granted during 1999, 1998 and 1997 is estimated at approximately $3,129,000, $305,000, and $2,111,000, respectively, based on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used:

                             1999      1998      1997
                           --------  --------  --------
Dividend Yield                 6.5%      6.2%      6.8%
Volatility                    13.7%     13.0%     14.0%
Risk-free Interest Rate        6.4%      5.1%      5.7%
Expected Life              4 years   4 years   3 years

Option Plans

     The Company maintains an employee stock and unit option plan designed for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. The Company also maintains a Director's stock option plan which provides for automatic grants of vested options, exercisable for 5,000 shares of common stock, to newly appointed non-employee directors. The plans authorize the issuance of up to 4,650,000 shares of common stock and/or units pursuant to options granted. Options outstanding under both plans are as follows:

                                                       Weighted Average    Options
                                              Number    Exercise Price   Exercisable/(1)/
                                            ---------- ----------------  -----------
 Options Outstanding, December 31, 1996        835,000        $24          351,000

 Options Granted                               918,000         34
 Options Canceled                              (12,000)        24
 Options Exercised                             (25,000)        24
                                             ---------

 Options Outstanding, December 31, 1997      1,716,000         29          677,000

 Options Granted                               189,000         31
 Options Canceled                             (164,000)        32
 Options Exercised                            (125,000)        24
                                             ---------

 Options Outstanding, December 31, 1998      1,616,000         30/(2)/     707,000

 Options Granted                             1,247,000         30
 Options Canceled                             (116,000)        32
 Options Exercised                            (135,000)        24
                                             ---------

 Options Outstanding, December 31, 1999      2,612,000         30/(2)/     916,000
                                             =========

/(1)/  Weighted average exercise price is $29
/(2)/  Range of exercise prices is $24-$35

     The exercise price of options granted under the plans may not be less than the fair market value of the common stock on the date of grant. Payment for shares and/or units granted under the plans may be made either in cash, or, if permitted by the option agreement, by exchanging shares of common stock of the Company having a fair market value equal to the option exercise price. The weighted average remaining contractual life of options outstanding as of December 31, 1999 was 8.1 years.

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


Restricted Stock and Unit Plan

     The Company maintains a restricted stock and unit plan for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. Messrs. Smith and Kogod are not eligible to participate under the plan. A maximum of 300,000 shares of common stock and/or units may be issued under the plan. Restricted shares and/or units that have not vested at the time of an employee's termination of employment with the Company will be forfeited, except where such termination occurs by reason of death or disability. Any restricted shares and/or units forfeited pursuant to the vesting provisions of the plan will again be available for award under the plan.

     Grants were awarded and vested as follows:

                                                                Vested
                                                                -------
          Total Grants at December 31, 1996         80,000       80,000
               1997 Awards                          24,000       17,026
               1998 Awards                          21,823        9,000
               1999 Awards                          30,500        6,250
                                                   -------      -------

          Total Grants at December 31, 1999        156,323      112,276
                                                   =======      =======

     For the years ended December 31, 1999, 1998 and 1997, compensation expense relating to the plan was $0.8 million, $0.5 million and $0.6 million, respectively, based on the market value of the Company's stock at the date of grant.


15.  SUPPLEMENTAL CASH FLOW DATA

     Information on non-cash investing and financing activities and cash interest paid is as follows (in thousands):

                                              Year Ended December 31,
                                        -----------------------------------

                                          1999         1998          1997
                                        --------      -------       -------
Cash Paid During the Period
     for Interest                       $ 63,717      $52,242       $44,420
Capitalized Interest                       8,021        6,520         1,306
Purchase of Properties for
     Operating Partnership Units          59,964       11,820        75,019
Assumption of Debt on Acquisitions       108,530       33,456        93,474
Sale Proceeds Held in Escrow              64,833       22,011             -
Purchase of Property with Escrow
     Proceeds                             74,448        4,308             -


16.  SEGMENT REPORTING

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

Property Segments

     The Company's primary business is the ownership and operation of multifamily residential real estate. As such, the residential rental properties constitute the three primary operating segments -- Core, Acquisition/Disposition and Development portfolios -- depending upon the maturity of each property. Core consists of all multifamily properties which have been owned more than one full calendar year. Therefore, the 1999 Core represents properties owned as of December 31, 1997. Acquisition/Disposition consists of purchased properties which have not yet reflected one full calendar year of operations and disposed properties. Development consists of properties which the Company has constructed or is in the process of constructing which have not yet had a full calendar year of stabilized operating results. On the first of January each year, Acquisition and Development properties that meet the one year requirements are transferred to the Core portfolio.

     The Company's fourth property segment is the Retail portfolio which consists of the two free-standing retail properties.

     The Company evaluates performance for the Property Segments based on Net Operating Income ("NOI") which is the difference between Rental Revenue and Operating Expenses (which primarily excludes interest expense, general and administrative costs and depreciation.)

Property Service Business Segments

     The Company also evaluates the separate financial information of its equity investment in the Property Service Businesses. These businesses provide professional services such as property management, furnished corporate apartment rentals, engineering and technical consulting, and construction management to both Company-owned properties and properties owned by third parties. Given the similarities in the nature of services, customers and distribution methods, the Company considers the Property Service Businesses to be one segment. The Company evaluates performance for the Property Service Business segment based on Funds from Operations ("FFO"), which is defined using the revised definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back.

     The accounting policies for all five segments are the same as those described in the summary of significant accounting policies.

     Information concerning operations by segment for each of the three years ended December 31, was as follows (in thousands):

Property Segments

                                                      1999         1998         1997
                                                   ----------   ----------   ----------
Net Operating Income
--------------------

Core Portfolio                                     $  129,156   $  118,702   $   99,081
Acquisition/Disposition Portfolio                      40,727       23,131       10,821
Development Portfolio                                   5,788          (42)         (97)
Retail Portfolio                                        6,612        6,785        6,472
                                                   ----------   ----------   ----------

     Consolidated Total                               182,283      148,576      116,277

Depreciation and Amortization                         (33,906)     (28,958)     (20,666)
Equity in Income of Joint Ventures                        744           --           --
Equity in Income of Property Service Businesses         6,542        8,433        7,597
Corporate General and Administrative Expenses          (9,607)      (8,947)      (6,563)
Net Interest Expense                                  (55,555)     (46,077)     (44,348)
                                                   ----------   ----------   ----------

     Income before Gain on Sale, Loss on Unused
         Treasury Lock, and Extraordinary Item     $   90,501   $   73,027   $   52,297
                                                   ==========   ==========   ==========

Revenues
--------

Core Portfolio                                     $  207,810   $  195,082   $  167,109
Acquisition/Disposition Portfolio                      72,468       43,738       22,793
Development Portfolio                                  10,975        1,258           --
Retail Portfolio                                        9,980        9,989       10,042
                                                   ----------   ----------   ----------

     Consolidated Total                            $  301,233   $  250,067   $  199,944
                                                   ==========   ==========   ==========

Real Estate Assets, Gross
-------------------------

Core Portfolio                                     $  876,531   $  844,661   $  829,954
Acquisition Portfolio                                 625,673      250,513       71,562
Development Portfolio                                 219,472      167,441       53,093
Retail Portfolio                                       59,986       60,031       59,900
                                                   ----------   ----------   ----------
     Subtotal                                       1,781,662    1,322,646    1,014,509
Accumulated Depreciation                             (242,620)    (228,683)    (210,186)
                                                   ----------   ----------   ----------

     Consolidated Total, Net                       $1,539,042   $1,093,963   $  804,323
                                                   ==========   ==========   ==========

Property Service Business Segment

                                                      1999         1998         1997
                                                   ----------   ----------   ----------
Funds from Operations                              $    6,170   $    8,683   $    7,597
Revenues                                              144,637      107,290       71,555
Depreciation/Amortization                               2,650        1,386        1,226

17.  EXTRAORDINARY ITEM

     The Company recognized extraordinary losses of $0.4 million, $16.4 million and $0.1 million in connection with debt extinguishments in 1999, 1998 and 1997, respectively. During 1998, losses of $4.1 million and $11.7 million were recognized in connection with the repayment of Mortgage Pool One and Mortgage Pool Two, respectively. The losses consisted of $2.9 million and $9.7 million in yield maintenance premiums and $1.2 million and $2.0 million in non-cash write-offs of unamortized loan fees. In addition, a loss of $0.6 million was recognized on the write-off of unamortized loan fees associated with the termination of the $100 million line of credit and the refinancing of $9.2 million of mortgage loans.


18.  SUBSEQUENT EVENTS (Unaudited)

     In January 2000, the Company acquired a 1,470-unit property in southeast Florida, Ocean View at Sunset Pointe ("Hollywood"). The total capitalized cost of $102 million consisted of $8 million in proceeds from the sale of one multifamily asset, with the balance drawn on the Company's line of credit.

    In February 2000, the Company drew $49.4 million on its FNMA credit facility at 8.00% for ten years. The Company used $37 million of the proceeds to repay a portion of its line of credit.

19.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

     Quarterly financial information for 1999 and 1998 is as follows (in thousands except per unit data):

                                                                Three Months Ended
                                               ----------------------------------------------------
                                               March 31,   June 30,   September 30,   December 31,
                                                  1999       1999          1999           1999
                                               ----------  ---------  --------------  -------------
Revenues                                        $ 69,033   $ 70,522        $ 79,194       $ 82,484
Operating Expenses
  (including Depreciation)                       (35,786)   (34,313)        (41,072)       (41,685)
Equity in Income of Joint Ventures                    26        125             257            336
Equity in Income of Property
  Service Businesses                                   2      1,126           2,127          3,287
Interest Expense, Net                            (13,014)   (13,329)        (15,092)       (14,120)
Corporate General and Administrative
  Expenses                                        (2,209)    (2,420)         (2,156)        (2,822)
                                                --------   --------        --------       --------
Income Before Gain on Sale and
 Extraordinary Item                               18,052     21,711          23,258         27,480
Gain on Sale of Property                           1,858         (7)          5,214         56,608
                                                --------   --------        --------       --------
Income Before Extraordinary Item                  19,910     21,704          28,472         84,088
Extraordinary Item - Loss on Extinguishment
  of Debt                                           (359)         -               -             (1)
                                                --------   --------        --------       --------
Net Income of Operating Partnership               19,551     21,704          28,472         84,087
Income Attributable to Preferred
  Units                                           (2,354)    (2,401)         (3,272)        (6,111)
                                                --------   --------        --------       --------
Net Income Attributable to Common
  Units                                         $ 17,197    $19,303         $25,200        $77,976
                                                ========   ========        ========       ========

Earnings Per Common Unit - Basic
  Income Before Extraordinary Item              $   0.55   $   0.60        $   0.75       $   2.30
  Extraordinary Item                               (0.01)         -               -              -
                                                --------   --------        --------       --------

  Net Income                                    $   0.54   $   0.60        $   0.75       $   2.30
                                                ========   ========        ========       ========

Earnings Per Common Unit - Diluted
  Income Before Extraordinary Item              $   0.55   $   0.59        $   0.73       $   2.20
  Extraordinary Item                               (0.01)         -               -              -
                                                --------   --------        --------       --------

  Net Income                                    $   0.54   $   0.59        $   0.73       $   2.20
                                                ========   ========        ========       ========

                                                                      Three Months Ended
                                               ---------------------------------------------------------
                                               March 31,     June 30,       September 30,  December 31,
                                                  1998         1998             1998           1998
                                               ----------    ---------      -------------  -------------
Revenues                                        $ 55,650     $ 61,721          $ 66,019        $ 66,677
Operating Expenses
  (including Depreciation)                       (28,665)     (32,176)          (35,710)        (33,898)
Equity in Income of Property
  Service Businesses                                 664        2,227             2,693           2,849
Interest Expense, Net                            (10,727)     (11,295)          (12,194)        (11,861)
Corporate General and Administrative
  Expenses                                        (2,025)      (2,203)           (2,177)         (2,542)
                                                --------     --------          --------        --------
Income Before Gain on Sale, Loss on Unused
  Treasury Lock, and Extraordinary Item           14,897       18,274            18,631          21,225
Gain on Sale of Property                           3,120            -                 -          15,030
Loss on Unused Treasury Lock                           -            -            (4,923)              -
                                                --------     --------          --------        --------
Income Before Extraordinary Item                  18,017       18,274            13,708          36,255
Extraordinary Item - Loss on Extinguishment
  of Debt                                         (4,702)           -                 -         (11,682)
                                                --------     --------          --------        --------
Net Income of Operating Partnership               13,315       18,274            13,708          24,573
Income Attributable to Preferred
  Units                                           (1,490)      (3,580)           (2,868)         (2,784)
                                                --------     --------          --------        --------
Net Income Attributable to Common
  Units                                         $11,825       $14,694           $10,840         $21.789
                                                ========     ========          ========        ========

Earnings Per Common Unit - Basic
  Income Before Extraordinary Item              $  0.56       $  0.50           $  0.35         $  1.06
  Extraordinary Item                              (0.16)            -                 -           (0.38)
                                                --------     --------          --------        --------

  Net Income                                    $  0.40       $  0.50           $  0.35         $  0.68
                                                ========     ========          ========        ========

Earnings Per Common Unit - Diluted
  Income Before Extraordinary Item             $   0.56       $  0.50           $  0.35         $  1.06
  Extraordinary Item                              (0.16)            -                 -           (0.38)
                                                --------     --------          --------        --------

  Net Income                                   $   0.40       $  0.50           $  0.35         $  0.68
                                               =========     ========          ========        ========

                   CHARLES E. SMITH RESIDENTIAL REALTY, L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                Capitalized Costs Before
                                                            Costs             Accumulated Depreciation at
                                 Initial Cost            Capitalized               December 31, 1999
                             -------------------------                   ----------------------------------
                                         Building        Subsequent To                  Building and
Properties                    Land      Improvements      Acquisition       Land        Improvements            Total
------------------------     -------------------------  ---------------------------------------------------   ----------
Operating Properties:
Albemarle                        418             0            6,296           418           6,296                6,714
Arl Overlook (Central,
 North and South)                810             0           17,683           810          17,683               18,493
Aventura Beach                11,600        66,051               10        11,600          66,061               77,661
Bedford Village                1,062             0           15,998         1,062          15,998               17,060
Bennington                     6,922        22,641              942         6,922          23,583               30,505
Berkeley                         108             0            2,109           108           2,109                2,217
Boulevard of Old Town          2,653         6,391              496         2,653           6,887                9,540
Buchanan House                 9,061        56,935              688         9,061          57,623               66,684
Calvert-Woodley                  172             0            2,998           172           2,998                3,170
Car Barn                       3,576             0           14,089         3,576          14,089               17,665
Charter Oaks                   4,387        10,058            1,073         4,387          11,131               15,518
Cleveland House                  325             0            5,255           325           5,255                5,580
Columbia Crossing              4,701             0           18,821         4,701          18,821               23,522
1841 Columbia Road             3,611         2,000              588         3,611           2,588                6,199
2000 Commonwealth              3,827        23,703              263         3,827          23,966               27,793
Concord Village                    0             0            9,577             0           9,577                9,577
Connecticut Heights            6,956        18,700            2,349         6,956          21,049               28,005
Consulate                      4,808        27,842              101         4,808          27,943               32,751
Corcoran House                   230             0            2,542           230           2,542                2,772
Countryside                    6,530        38,270            1,408         6,530          39,678               46,208
Courthouse Plaza                   0             0           44,829             0          44,829               44,829
Cronin's Landing               9,114        54,427              405         9,114          54,832               63,946
Crystal House I                    0             0           12,176             0          12,176               12,176
Crystal House II                   0             0           10,178             0          10,178               10,178
Crystal Place                  1,245             0           18,949         1,245          18,949               20,194
Crystal Plaza                  7,710        35,355            3,941         7,710          39,296               47,006
Crystal Square                     0             0           23,350             0          23,350               23,350
Crystal Towers                12,607        57,189            2,675        12,607          59,864               72,471
Forte Towers                  12,824        73,426               39        12,824          73,465               86,289
Gateway Place                  1,660             0           17,841         1,660          17,841               19,501
Kenmore                        4,456        11,837            1,472         4,456          13,309               17,765
Lincoln Towers                12,471        76,480            1,443        12,471          77,923               90,394
McClurg Court                 10,637        63,487            2,936        10,637          66,423               77,060
Newport Village                  281             0           17,422           281          17,422               17,703
Oaks of Tysons                 3,819        12,567              897         3,819          13,464               17,283
One East Delaware              6,851        36,576              555         6,851          37,131               43,982
Orleans Village                  700             0           15,365           700          15,365               16,065
Parc Vista                     5,830        33,222              780         5,830          34,002               39,832
Park West                      1,930        11,670              823         1,930          12,493               14,423
Patriot Village                    0             0           30,721             0          30,721               30,721
2501 Porter Street             1,126             0           18,514         1,126          18,514               19,640
Skyline Mall                     482             0           14,642           482          14,642               15,124
Skyline Towers                   360             0           28,812           360          28,812               29,172
Somerset                       8,383        49,317            1,496         8,383          50,813               59,196
Statesman                        600             0            4,988           600           4,988                5,588
Terrace                        3,753        21,933              574         3,753          22,507               26,260
Tunlaw Gardens                 1,530         5,609              909         1,530           6,518                8,048
Tunlaw Park                    1,251         5,414              929         1,251           6,343                7,594
Van Ness                      12,699        29,997            2,184        12,699          32,181               44,880
Water Park Towers              2,500             0           42,486         2,500          42,486               44,986
Westerly                       4,700        19,313              326         4,700          19,639               24,339
Worldgate Centre               4,105             0           40,753         4,105          40,753               44,858
Development Properties:
Alban Towers                   9,197        10,523                0         9,197          10,523               19,720
Courthouse Place              10,367        58,561              315        10,367          58,876               69,243
One Superior Place            11,175        98,711                0        11,175          98,711              109,886
Park Connecticut               3,160        17,891                0         3,160          17,891               21,051
Undeveloped Land              19,275             0                0        19,275               0               19,275
                            ------------------------------------------------------------------------------------------
                            $258,555    $1,056,096         $467,011      $258,555      $1,523,107           $1,781,662
                            ==========================================================================================

                              Accumulated         Net                Date of              Date            Depreciable
Properties                   Depreciation       Property           Construction          Acquired            Lives
------------------------   ---------------   -----------------   ------------------     ----------       ------------
Operating Properties:
Albemarle                        (3,897)            2,817                    1966             -           5 - 40 years
Arl Overlook (Central,
 North and South)               (12,491)            6,002                    1960             -           5 - 40 years
Aventura Beach                      (77)           77,584                    1972          1999           5 - 40 years
Bedford Village                  (9,633)            7,427                    1967             -           5 - 40 years
Bennington                       (2,481)           28,024                    1982          1995           5 - 40 years
Berkeley                         (1,732)              485                    1961             -           5 - 40 years
Boulevard of Old Town              (735)            8,805                    1941          1995           5 - 40 years
Buchanan House                   (1,363)           65,321                    1972          1999           5 - 40 years
Calvert-Woodley                  (2,081)            1,089                    1962             -           5 - 40 years
Car Barn                         (5,883)           11,782               1982/1986             -           5 - 40 years
Charter Oaks                     (1,126)           14,392                    1970          1996           5 - 40 years
Cleveland House                  (3,411)            2,169                    1962             -           5 - 40 years
Columbia Crossing                (5,529)           17,993               1990/1991             -           5 - 40 years
1841 Columbia Road                 (204)            5,995                    1923          1996           5 - 40 years
2000 Commonwealth                (1,325)           26,468                    1986          1997           5 - 40 years
Concord Village                  (6,436)            3,141                    1967             -           5 - 40 years
Connecticut Heights              (2,319)           25,686               1920/1974          1995           5 - 40 years
Consulate                          (318)           32,433                    1978          1999           5 - 40 years
Corcoran House                   (1,761)            1,011                    1961             -           5 - 40 years
Countryside                        (456)           45,752                    1972          1999           5 - 40 years
Courthouse Plaza                (13,597)           31,232               1988/1990             -           5 - 40 years
Cronin's Landing                 (1,973)           61,973                    1997          1998           5 - 40 years
Crystal House I                  (7,092)            5,084                    1969             -           5 - 40 years
Crystal House II                 (7,170)            3,008                    1964             -           5 - 40 years
Crystal Place                    (7,371)           12,823                    1986             -           5 - 40 years
Crystal Plaza                    (2,650)           44,356                    1967          1997           5 - 40 years
Crystal Square                   (9,182)           14,168                    1975             -           5 - 40 years
Crystal Towers                   (4,283)           68,188               1966/1967          1997           5 - 40 years
Forte Towers                        (99)           86,190               1964/1979          1999           5 - 40 years
Gateway Place                    (6,070)           13,431                    1987             -           5 - 40 years
Kenmore                            (866)           16,899                    1950          1997           5 - 40 years
Lincoln Towers                   (4,264)           86,130                    1992          1997           5 - 40 years
McClurg Court                    (2,784)           74,276                    1972          1998           5 - 40 years
Newport Village                 (10,674)            7,029                    1971             -           5 - 40 years
Oaks of Tysons                   (1,379)           15,904                    1980          1995           5 - 40 years
One East Delaware                (2,035)           41,947                    1989          1997           5 - 40 years
Orleans Village                 (10,624)            5,441               1965/1966             -           5 - 40 years
Parc Vista                       (1,436)           38,396                    1990          1998           5 - 40 years
Park West                          (294)           14,129                    1969          1999           5 - 40 years
Patriot Village                 (17,057)           13,664          1973/1975/1977             -           5 - 40 years
2501 Porter Street               (5,919)           13,721               1987/1988             -           5 - 40 years
Skyline Mall                     (8,633)            6,491                    1977             -           5 - 40 years
Skyline Towers                  (17,502)           11,670                    1972             -           5 - 40 years
Somerset                           (588)           58,608                    1968          1999           5 - 40 years
Statesman                        (3,786)            1,802                    1961             -           5 - 40 years
Terrace                            (543)           25,717                    1968          1999           5 - 40 years
Tunlaw Gardens                     (265)            7,783                    1944          1998           5 - 40 years
Tunlaw Park                        (253)            7,341                    1953          1998           5 - 40 years
Van Ness                         (2,620)           42,260                    1970          1996           5 - 40 years
Water Park Towers               (12,421)           32,565                    1989             -           5 - 40 years
Westerly                         (2,115)           22,224                    1995             -           5 - 40 years
Worldgate Centre                (12,506)           32,352                    1990             -           5 - 40 years
Development Properties:
Alban Towers                          0            19,720      Under construction          1999                    N/A
Courthouse Place                 (1,092)           68,151                    1999             -           5 - 40 years
One Superior Place                 (219)          109,667      Under construction             -                    N/A
Park Connecticut                      0            21,051      Under construction             -                    N/A
Undeveloped Land                      0            19,275      Future development             -                    N/A
                             ----------------------------
                              ($242,620)       $1,539,042
                             ============================

     The aggregate cost for Federal income tax purposes of the Company's investment in real estate was approximately $1.4 billion and $1.1 billion at December 31, 1999 and 1998, respectively. The changes in total real estate and accumulated depreciation for the three years ended December 31 are as follows (in thousands):

                                     Total Real Estate Assets
                               ------------------------------------
                                  1999         1998         1997
                               -----------  -----------  ----------

BALANCE, Beginning of Year     $1,322,646   $1,014,509   $  660,000
 Acquisitions                     413,391      190,933      288,605
 Development                      135,257      114,347       53,093
 Improvements                      33,056       16,852       12,811
 Retirements and Write-offs      (122,688)     (13,995)          --
                               ----------   ----------   ----------
BALANCE, End of Year           $1,781,662   $1,322,646   $1,014,509
                               ==========   ==========   ==========


                                     Accumulated Depreciation
                               ------------------------------------
                                  1999         1998         1997
                               ----------   ----------   ----------

BALANCE, Beginning of Year     $  228,683   $  210,186   $  189,907
 Depreciation Expense              33,276       28,616       20,279
 Retirements and Write-offs       (19,339)     (10,119)          --
                               ----------   ----------   ----------

BALANCE, End of Year           $  242,620   $  228,683   $  210,186
                               ==========   ==========   ==========

                                 EXHIBIT INDEX

Item                                 Document                              Page
----                                 --------                              ----
 2.1    Third Party Management and Leasing, Hotel Asset Management and       -
        Corporate Services Business Transfer Agreement by and between
        Charles E. Smith Residential Realty, Inc. and Smith Property
        Management, Inc. (Incorporated by reference to Exhibit No. 2.1 of the Company's Form 10-K for the year ended December 31,
        1994)

 2.2    REIT Properties Management and Leasing Business Transfer             -
        Agreement by and between Charles E. Smith Management, Inc. and
        Charles E. Smith Residential Realty L.P. (Incorporated by
        reference to Exhibit No. 2.2 of the Company's Form 10-K for the year ended December 31, 1994)

 2.3    Assignment by Robert H. Smith, Clarice R. Smith, Robert P.           -
        Kogod and Arlene R. Kogod to Charles E. Smith Management, Inc.
        of 99% of all Partnership Interests of Residential Associates
        Limited Partnership (Incorporated by reference to Exhibit No.
        2.3 of the Company's Form 10-K for the year ended December 31,
        1994)

 2.4    Assignment and Assumption Agreement by Residential Associates        -
        Limited Partnership and Charles E. Smith Residential Realty
        L.P. (Incorporated by reference to Exhibit No. 2.4 of the
        Company's Form 10-K for the year ended December 31, 1994)

 2.5    Debt Assumption Agreement and Accord and Satisfaction of Debt        -
        by Charles E. Smith Management, Inc. and Charles E. Smith
        Residential Realty L.P. (Incorporated by reference to Exhibit
        No. 2.5 of the Company's Form 10-K for the year ended December
        31, 1994)

 2.6    Debt Contribution Agreement between Charles E. Smith                 -
        Management, Inc. and Charles E. Smith Residential Realty L.P.
        (the "Operating Partnership") (Incorporated by reference to
        Exhibit No. 2.6 of the Company's Form 10-K for the year ended
        December 31, 1994)

 3.1    Amended and Restated Articles of Incorporation of Charles E.         -
        Smith Residential Realty, Inc. (the "Company") (Incorporated
        by reference to Exhibit No. 3.1 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

Item                                 Document                               Page
----                                 --------                               ----
  3.2   Articles of Amendment to Articles of Amendment and Restatement       -
        of Articles of Incorporation of Charles E. Smith Residential
        Realty, Inc. (Incorporated by reference to Exhibit No. 3.2 of the Company's Form 10-K for the year ended December 31, 1998)

 3.3    Amended and Restated Bylaws of the Company (Incorporated by          -
        reference to Exhibit 3.2 in the Company's Registration
        Statement on Form S-3 (File No. 33-93986)

 3.4    Articles Supplementary to Amended and Restated Articles of           -
        Incorporation of the Company (Incorporated by reference to
        Exhibit No. 3.1 of Company's Quarterly Report on Form 10-Q for
        the Quarter Ended June 30, 1997)

 3.5    Articles Supplementary of the Company for Classifying and            -
        Designating Series B Cumulative Convertible Redeemable
        Preferred Stock (Incorporated by reference to Exhibit No. 4.1 of the Company's Report on Form 8-K dated October 3, 1997 and filed October 20, 1997)

 3.6    Certificate of Correction relating to Articles Supplementary         -
        for Series B Cumulative Convertible Redeemable Preferred Stock
        (Incorporated by reference to Exhibit No. 4.2 of the Company's
        Report on Form 8-K dated October 3, 1997 and filed October 20,
        1997)

 3.7    Articles Supplementary for Series C Cumulative Redeemable            -
        Preferred Stock (Incorporated by reference to Exhibit No. 3.5 in the Company's Registration Statement on Form S-3, File No.
        333-17053)

 3.8    Articles Supplementary of the Company for Classifying and            -
        Designating a Series of Preferred Stock as Series D Junior
        Participating Preferred Stock and Fixing Distribution and
        Other Preferences and Rights of Such Series (Incorporated by
        reference to Exhibit No. 3.8 of the Company's Form 10-K for the year ended December 31, 1998)

 3.9    Articles Supplementary of the Company for Classifying and            -
        Designating Series E Cumulative Convertible Redeemable
        Preferred Stock (Incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter
        Ended June 30, 1999)

3.10    Articles Supplementary of the Company for Classifying and            -
        Designating Series F Cumulative Convertible Redeemable
        Preferred Stock (Incorporated by reference to Exhibit No. 99.2 of the Company's Quarterly Report on Form 10-Q for the Quarter
        Ended June 30, 1999)

Item                                 Document                               Page
----                                 --------                               ----
3.11    Articles Supplementary of the Company for Classifying and            -
        Designating Series G Cumulative Convertible Redeemable
        Preferred Stock (Incorporated by reference to Exhibit No. 99.3 of the Company's Quarterly Report on Form 10-Q for the Quarter
        Ended June 30, 1999)

3.12    Articles Supplementary of the Company for Classifying and            -
        Designating Series H Cumulative Convertible Redeemable
        Preferred Stock (Incorporated by reference to Exhibit No. 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter
        Ended September 30, 1999)

3.13    Certificate of Amendment of Amended and Restated By-laws of         E-1
        Charles E. Smith Residential Realty, Inc.

 4.1    First Amended and Restated Agreement of Limited Partnership of       -
        the Operating Partnership, as amended (Incorporated by
        reference to Exhibit No. 4.1 of the Company's Form 10-K for the year ended December 31, 1994)

 4.2    Certificate of Limited Partnership of the Operating                  -
        Partnership (Incorporated by reference to Exhibit No. 4.2 of the Company's Form 10-K for the year ended December 31, 1994)

 4.3    Ninth Amendment to Amended and Restated Agreement of Limited         -
        Partnership of the Operating Partnership (Incorporated by
        reference to Exhibit No. 4.1 of the Company's Quarterly Report
        on Form 10-Q for the Quarter Ended June 30, 1997)

 4.4    Tenth Amendment to Amended and Restated Agreement of Limited         -
        Partnership of the Operating Partnership (Incorporated by
        reference to Exhibit No. 4.4 of the Company's Form 10-K for the year ended December 31, 1997)

 4.5    Fifteenth Amendment to First Amended and Restated Agreement of       -
        Limited Partnership of the Operating Partnership (Incorporated
        by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998)

 4.6    Seventeenth Amendment to First Amended and Restated Agreement        -
        of Limited Partnership of the Operating Partnership
        (Incorporated by reference to Exhibit No. 4.6 of the Company's
        Form 10-K for the year ended December 31, 1998)

Item                                 Document                               Page
----                                 --------                               ----
 10.1   Noncompetition Agreement by and among the Company, the               -
        Operating Partnership and Robert P. Kogod and Robert H. Smith
        (Incorporated by reference to Exhibit No. 10.1 of the
        Company's Form 10-K for the year ended December 31, 1994)

 10.2   Registration Rights and Lock-up Agreement (Incorporated by           -
        reference to Exhibit No. 10.2 of the Company's Form 10-K for the year ended December 31, 1994)

 10.3   Pledge Agreement (Incorporated by reference to Exhibit No.           -
        10.3 of the Company's Form 10-K for the year ended December
        31, 1994)

 10.4   First Amended and Restated 1994 Employee Stock and Unit Option       -
        Plan (Incorporated by reference to Exhibit No. 10.4 of the
        Company's Form 10-K for the year ended December 31, 1994)

 10.5   First Amended and Restated 1994 Employee Restricted Stock and        -
        Restricted Unit Plan (Incorporated by reference to Exhibit No.
        10.5 of the Company's Form 10-K for the year ended December
        31, 1994)

 10.6   Non-Employee Directors Stock Option Plan (Incorporated by            -
        reference to Exhibit No. 10.6 of the Company's Form 10-K for the year ended December 31, 1994)

 10.7   Subscription Agreement (Incorporated by reference to Exhibit         -
        No. 10.7 of the Company's Form 10-K for the year ended
        December 31, 1994)

 10.8   Voting Stock Partnership Agreement for Smith Property                -
        Management Partnership (Incorporated by reference to Exhibit
        No. 10.8 of the Company's Form 10-K for the year ended
        December 31, 1994)

 10.9   Voting Stock Partnership Agreement for Smith Management              -
        Construction Partnership (Incorporated by reference to Exhibit
        No. 10.9 of the Company's Form 10-K for the year ended
        December 31, 1994)

10.10   Voting Stock Partnership Agreement for Consolidated                  -
        Engineering Services Partnership (Incorporated by reference to
        Exhibit No. 10.10 of the Company's Form 10-K for the year
        ended December 31, 1994)

10.11   Amended and Restated Articles of Incorporation of Smith Realty       -
        Company (Incorporated by reference to Exhibit No. 10.11 of the
        Company's Form 10-K for the year ended December 31, 1994)

 Item                                 Document                              Page
 ----                                 --------                              ----

10.12   By-Laws of Smith Property Management, Inc. (Incorporated by           -
        reference to Exhibit No. 10.12 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

10.13   Articles of Incorporation of Smith Management Construction,           -
        Inc. (Incorporated by reference to Exhibit No. 10.13 of the
        Company's Registration Statement on Form S-11, No. 33-75288)

10.14   By-Laws of Smith Management Construction, Inc. (Incorporated          -
        by reference to Exhibit No. 10.14 of the Company's
        Registration Statement on Form S-11, No. 33-75288)

10.15   Articles of Incorporation of Consolidated Engineering Services, Inc.  -
        (Incorporated by reference to Exhibit No. 10.15 of the Company's
        Registration Statement on Form S-11, No. 33-75288)

10.16   By-Laws of Consolidated Engineering Services, Inc. (Incorporated by   -
        reference to Exhibit No. 10.16 of the Company's Registration
        Statement on Form S-11, No. 33-75288

10.17   Certificate of Incorporation of Smith One, Inc. (Incorporated by      -
        reference to Exhibit No. 10.17 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

10.18   By-Laws of Smith One, Inc. (Incorporated by reference to Exhibit No.  -
        10.18 of the Company's Registration Statement on Form S-11, No. 33-
        75288)

10.19   Agreement of Limited Partnership of Smith Property Holdings One L.P.  -
        (Incorporated by reference to Exhibit No. 10.19 of the Company's
        Form 10-K for the year ended December 31, 1994)

10.20   Agreement of Limited Partnership of Smith Property Holdings One       -
        (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.20 of the
        Company's Form 10-K for the year ended December 31, 1994)

10.21   Certificate of Incorporation of Smith Two, Inc. (Incorporated by      -
        reference to Exhibit No. 10.21 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

10.22   By-Laws of Smith Two, Inc. (Incorporated by reference to Exhibit No.  -
        10.22 of the Company's Registration Statement on Form S-11, No. 33-
        75288)

Item                                 Document                               Page
----                                 --------                               ----
10.23   Agreement of Limited Partnership of Smith Property Holdings           -
        Two L.P.(Incorporated by reference to Exhibit No. 10.23 of the Company's Form 10-K for the year ended December 31, 1994)

10.24   Agreement of Limited Partnership of Smith Property Holdings           -
        Two (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.24 of the Company's Form 10-K for the year ended December 31, 1994)

10.25   Certificate of Incorporation of Smith Three, Inc. (Incorporated by    -
        reference to Exhibit No. 10.25 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

10.26   By-Laws of Smith Three, Inc. (Incorporated by reference to Exhibit    -
        No. 10.26 of the Company's Registration Statement on Form S-11,
        No. 33-75288)

10.27   Agreement of Limited Partnership of Smith Property Holdings           -
        Three L.P. (Incorporated by reference to Exhibit No. 10.27 of the
        Company's Form 10-K for the year ended December 31, 1994)

10.28   Agreement of Limited Partnership of Smith Property Holdings Three     -
        (D.C.) L.P.(Incorporated by reference to Exhibit No. 10.28 of the
        Company's Form 10-K for the year ended December 31, 1994)

10.29   Certificate of Incorporation of Smith Four, Inc. (Incorporated by     -
        reference to Exhibit No. 10.29 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

10.30   By-Laws of Smith Four, Inc. (Incorporated by reference to Exhibit No. -
        10.30 of the Company's Registration Statement on Form S-11, No. 33-
        75288)

10.31   Agreement of Limited Partnership of Smith Property Holding Four       -
        L.P. (Incorporated by reference to Exhibit No. 10.31 of the
        Company's Form 10-K for the year ended December 31, 1994)

10.32   Amended and Restated Certificate of Incorporation of Smith Five,      -
        Inc. (Incorporated by reference to Exhibit No. 10.32 of the Company's
        Form 10-K for the year ended December 31, 1994)

10.33   By-Laws of Smith Five, Inc. (Incorporated by reference to Exhibit No. -
        10.33 of the Company's Registration Statement on Form S-11, No. 33-
        75288)

Item                                 Document                               Page
----                                 --------                               ----
 10.34   Agreement of Limited Partnership of Smith Property Holdings Five     -
         (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.34 of the
         Company's Form 10-K for the year ended December 31, 1994)

 10.35   License Agreement between Charles E. Smith Management, Inc. and the  -
         Company (Incorporated by reference to Exhibit No. 10.35 of the Company's Form 10-K for the year ended December 31, 1994)

 10.36   License Agreement between Charles E. Smith Management, Inc. and the  -
         Operating Partnership (Incorporated by reference to Exhibit No.
         10.36 of the Company's Form 10-K for the year ended December 31,
         1994)

 10.37   Agreement of Limited Partnership of Smith Property Holdings Five     -
         L.P. (Incorporated by reference to Exhibit No. 10.0 of the Company's
         Quarterly Report on Form 10-Q for the Quarter Ended September 30,
         1994)

 10.38   Certificate of Limited Partnership of Smith Property Holdings Five   -
         L.P. (Incorporated by reference to Exhibit No. 10.38 of the
         Company's Form 10-K for the year ended December 31, 1994)

 10.39   Deed of Trust and Security Agreement between Smith Property          -
         Holdings Three L.P. ("Smith Three") and The Northwestern Mutual Life
         Insurance Company ("Northwestern") (Incorporated by reference to
         Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-Q
         for the Quarter Ended June 30, 1994)

 10.40   Guarantee of Recourse Obligations by Smith Three and the Operating   -
         Partnership (Incorporated by reference to Exhibit No. 10.3 of the
         Company's Quarterly Report on Form 10-Q for the Quarter Ended June
         30, 1994)

 10.41   Absolute Assignment of Leases and Rents between Smith Three and      -
         Northwestern (Incorporated by reference to Exhibit No. 10.4 of the
         Company's Quarterly Report on Form 10-Q for the Quarter Ended June
         30, 1994)

 10.42   Promissory Note of Smith Three to Northwestern (Incorporated by      -
         reference to Exhibit No. 10.5 of the Company's Quarterly Report
         on Form 10-Q for the Quarter Ended June 30, 1994)

 10.43   Purchase Money Deed of Trust and Security Agreement between Smith    -
         Property Holdings Three (D.C.) L.P. ("Smith Three D.C.") and
         Northwestern (Incorporated by reference to Exhibit No. 10.6 of the
         Company's Quarterly Report on Form 10-Q for the Quarter Ended June
         30, 1994)

Item                                 Document                               Page
----                                 --------                               ----

 10.44   Guarantee of Recourse Obligations by Smith Three D.C. and the       -
         Operating Partnership (Incorporated by reference to Exhibit No.
         10.7 of the Company's Quarterly Report on Form 10-Q for the Quarter
         Ended June 30, 1994)

 10.45   Absolute Assignment of Leases and Rents between Smith Three D.C.    -
         and Northwestern (Incorporated by reference to Exhibit No. 10.8 of the Company's Quarterly Report on Form 10-Q for the Quarter
         Ended June 30, 1994)

 10.46   Purchase Money Promissory Note of Smith Three D.C. to Northwestern  -
         (Incorporated by reference to Exhibit No. 10.9 of the Company's
         Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

 10.47   Supplemental Loan Agreement by and among Smith Property Holdings    -
         Two L.P. ("Smith Two"), Smith Property Holdings Two (D.C.) L.P.
         ("Smith Two D.C.") and Green Park Financial Limited Partnership
         ("Green Park") (Incorporated by reference to Exhibit No. 10.47 of the Company's Form 10-K for the year ended December 31, 1998)

 10.48   Supplemental Loan Agreement by and among Smith Property Holdings    -
         One L.P. ("Smith One D.C."), Smith Property Holdings One (D.C.)
         L.P. ("Smith One D.C.") and GMAC (Incorporated by reference to
         Exhibit No. 10.13 of the Company's Quarterly Report on Form 10-Q
         for the Quarter Ended June 30, 1994)

 10.49   Multifamily Note of Smith One to GMAC (Incorporated by reference    -
         to Exhibit No. 10.14 of the Company's Quarterly Report on Form
         10-Q for the Quarter Ended June 30, 1994)

 10.50   Multifamily Note of Smith One D.C. to GMAC (Incorporated by         -
         reference to Exhibit No. 10.15 of the Company's Quarterly Report
         on Form 10-Q for the Quarter Ended June 30, 1994)

 10.51   Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC   -
         (Incorporated by reference to Exhibit No. 10.16 of the Company's
         Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

 10.52   Property Management Agreement by and between Smith One and the      -
         Operating Partnership (Incorporated by reference to Exhibit No.
         10.17 of the Company's Quarterly Report on Form 10-Q for the
         Quarter Ended June 30, 1994)

Item                                 Document                                      Page
----                                 --------                                      ----
 10.53   Multifamily Deed of Trust, Assignment of Rents and Security                -
         Agreement between Smith One D.C. and GMAC (Incorporated by reference to Exhibit No. 10.18 of the Company's Quarterly Report
         on Form 10-Q for the Quarter Ended June 30, 1994)

 10.54   Commercial Leasing and Property Management Agreement between Smith         -
         Three and the Operating Partnership (Incorporated by reference to
         Exhibit No. 10.19 of the Company's Quarterly Report on Form 10-Q
         for the Quarter Ended June 30, 1994)

 10.55   Agreement of Limited Partnership of Smith Employment Services L.P.         -
         (Incorporated by reference to Exhibit No. 10.58 of the Company's
         Form 10-K for the year ended December 31, 1994)

 10.56   Certificate of Limited Partnership of Smith Employment Services            -
         L.P. (Incorporated by reference to Exhibit No. 10.59 of the
         Company's Form 10-K for the year ended December 31, 1994)

 10.57   Second Restated and Amended Agreement of Limited Partnership of            -
         First Herndon Associated Limited Partnership (Incorporated by
         reference to Exhibit No. 10.1 of the Company's Quarterly Report
         on Form 10-Q for the Quarter Ended June 30, 1995)

 10.58   Second Amendment to the Certificate of Limited Partnership of First        -
         Herndon Associates Limited Partnership (Incorporated by reference to
         Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-Q for the
         Quarter Ended June 30, 1995)

 10.59   Certificate of Incorporation of Smith Six, Inc. (Incorporated by           -
         reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form
         10-Q for the Quarter Ended March 31, 1995)

 10.60   By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit No.       -
         10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter
         Ended March 31, 1995)

 10.61   Agreement of Limited Partnership of Smith Property Holdings Six L.P.       -
         (Incorporated by reference to Exhibit No. 10.3 of the Company's
         Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

 10.62   Agreement of Limited Partnership of Smith Property Holdings Six (D.C.)     -
         L.P. (Incorporated by reference to Exhibit No. 10.4 of the Company's
         Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

Item                                 Document                                        Page
----                                 --------                                        ----
10.63   Certificate of Incorporation of Smith Seven, Inc. (Incorporated by             -
        reference to Exhibit No. 10.66 of the Company's Form 10-K for the year ended December 31, 1995)

 10.64   By-Laws of Smith Seven, Inc. (Incorporated by reference to Exhibit No.        -
         10.67 of the Company's Form 10-K for the year ended December 31, 1995)

 10.65   Agreement of Limited Partnership of Smith Property Holdings Seven L.P.        -
         (Incorporated by reference to Exhibit No. 10.68 of the Company's Form
         10-K for the year ended December 31, 1995)

 10.66   Commitment for Mortgage Loan to the Operating Partnership from                -
         Northwestern Mutual Life Insurance Company (Incorporated by reference to Exhibit No. 10.69 of the Company's Form 10-K for the year ended
         December 31, 1995)

 10.67   Third Amended and Restated Credit Agreement by and between the                -
         Operating Partnership and PNC Bank, National Association, et. al.
         (Incorporated by reference to Exhibit No. 10.71 of the Company's Form
         10-K for the year ended December 31, 1997)

 10.68   First Amendment to Third Amended and Restated Credit Agreement between        -
         the Operating Partnership and PNC Bank, National Association, et. Al.
         (Incorporated by reference to Exhibit 99.1 of the Company's Quarterly
         Report on Form 10-Q for the Quarter Ended June 30, 1998)

 10.69   Second Amendment to Third Amended and Restated Credit Agreement               -
         between the Operating Partnership and PNC Bank, National Association,
         et. al. (Incorporated by reference to Exhibit 99.2 of the Company's
         Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998)

 10.70   First Amendment to First Amended and Restated Agreement of 1994               -
         Employee Stock and Unit Option Plan of Charles E. Smith Residential
         Realty, Inc. (Incorporated by reference to Exhibit 4.9 in the Company's
         Registration Statement on Form S-8, File No. 333-67421)

 10.71   Second Amendment to First Amended and Restated Agreement of 1994              -
         Employee Stock and Unit Option Plan of Charles E. Smith Residential
         Realty, Inc. (Incorporated by reference to Exhibit No. 10.71 of the
         Company's Form 10-K for the year ended December 31, 1998)

Item                                 Document                                           Page
----                                 --------                                           ----
 10.72   Rights Agreement between Charles E. Smith Residential Realty, Inc. and           -
         First Union National Bank, as Rights Agent (Incorporated by reference to Exhibit No. 10.72 of the Company's Form 10-K for the year ended
         December 31, 1998)

 10.73   Third Amendment to First Amended and Restated 1994 Employee Restricted          E-2
         Stock and Unit Option Plan of Charles E. Smith Residential Realty,
         Inc.

 10.74   First Amendment to First Amended and Restated 1994 Employee Restricted          E-3
         Stock and Restricted Unit Plan of Charles E. Smith Residential Realty,
         Inc.

 10.75   Fourth Amendment to First Amended and Restated 1994 Employee Stock and          E-4
         Unit Option Plan of Charles E. Smith Residential Realty, Inc.

    21   Subsidiaries of the Registrant                                                  E-5

  23.1   Consent of Arthur Andersen LLP                                                  E-6

    27   Financial Data Schedule                                                          -