Form 10-Q
period 2000-06-30
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 2000-08-14
CIK 906785

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------
                                   FORM 10-Q

           X          Quarterly Report Pursuant to Section 13 or 15(d)
          ---           of the Securities Exchange Act of 1934
                         For the quarter ended June 30, 2000

                                       or

          ---        Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                         For the period from        to

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

   As of August 4, 2000, there were 35,153,248 Common Units of Limited Partnership of the Registrant issued and outstanding.

                                   FORM 10-Q
                                     INDEX



                                                                         Pages
                                                                         -----
PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements

          Charles E. Smith Residential Realty L.P. Financial
          Statements as of June 30, 2000 and December 31, 1999,
          Filed as a Part of This Report

          Consolidated Balance Sheets                                      3

          Consolidated Statements of Operations                            4

          Consolidated Statements of Partner's Equity and
             Other Limited Partners' Interest                              5

          Condensed Consolidated Statements of Cash Flows                  6

          Notes to Consolidated Financial Statements                       7

  Item 2: Management's Discussion and Analysis of
             Financial Condition and Results of Operations                16


PART II:  OTHER INFORMATION                                               28


SIGNATURES                                                                31

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)




                                                                           June 30, 2000      December 31, 1999
                                                                         ----------------     -----------------
                                                                             (Unaudited)

             ASSETS

Rental property, net                                                   $       1,652,981     $      1,369,416
Rental property under development                                                 51,662              169,626
Cash                                                                                   -               10,557
Escrow funds                                                                       6,641               18,309
Investment in and advances to Property Service Businesses                         61,230               70,282
Investment in unconsolidated properties                                           29,649               22,338
Deferred charges, net                                                             16,545               16,727
Security deposits                                                                  8,219                4,058
Other assets                                                                      12,468               23,465
                                                                         ----------------      ---------------
                                                                       $       1,839,395     $      1,704,778
                                                                         ================      ===============

        LIABILITIES AND EQUITY

Liabilities
     Mortgage loans and notes payable:
        Mortgage loans                                                 $         917,527     $        817,278
        Construction loans                                                        86,306               80,045
        Line of credit                                                            74,000               72,000
                                                                         ----------------      ---------------
           Total mortgage loans and notes payable                              1,077,833              969,323
     Accounts payable and accrued expenses                                        50,619               44,480
     Security deposits                                                             8,219                4,058
                                                                         ----------------      ---------------
        Total liabilities                                                      1,136,671            1,017,861
                                                                         ----------------      ---------------

Commitments and contingencies

Other Limited Partners' Interest
     Preferred units - Series H Cumulative Convertible Redeemable
        Preferred Units, 1,800,000 units issued and outstanding at
        June 30, 2000 and December 31, 1999                                       45,000               45,000
     Common units - 13,610,460 and 13,855,404 units issued and
        outstanding at June 30, 2000 and December 31, 1999,
        respectively, at redemption value                                        517,197              490,135
                                                                         ----------------      ---------------
                                                                                 562,197              535,135
                                                                         ----------------      ---------------

Partner's Equity
        Preferred units                                                          251,500              251,500
        Common units - 21,268,954 and 20,673,039 units issued and
           outstanding at June 30, 2000 and December 31, 1999,
           respectively                                                         (110,973)             (99,718)
                                                                         ----------------      ---------------
              Total partner's equity                                             140,527              151,782
                                                                         ----------------      ---------------

                                                                       $       1,839,395     $      1,704,778
                                                                         ================      ===============

        The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Unit Data)
                                   (Unaudited)


                                                                       For the Three Months                 For the Six Months
                                                                          Ended June 30,                       Ended June 30,
                                                                 ------------------------------       ------------------------------

                                                                      2000              1999               2000             1999
                                                                 --------------    ------------       ------------     -------------

Rental Properties:
     Revenues                                                  $       94,716    $      70,522      $     183,570    $     139,555

     Expenses
         Operating costs                                              (27,048)         (21,276)           (54,981)         (43,430)
         Real estate taxes                                             (8,036)          (5,324)           (15,602)         (10,728)
         Depreciation and amortization                                (10,895)          (7,713)           (21,462)         (15,941)
                                                                 -------------     ------------       ------------     ------------
            Total expenses                                            (45,979)         (34,313)           (92,045)         (70,099)

Equity in income of unconsolidated properties                             542              214              1,325              330

Equity in income of Property Service Businesses                         1,636            1,126              2,155            1,128

Corporate general and administrative expenses                          (3,002)          (2,420)            (5,697)          (4,629)
Interest income                                                            81               53                144               97
Interest expense                                                      (20,129)         (13,471)           (37,985)         (26,619)
                                                                 -------------     ------------       ------------     ------------

Income before gain on sales and extraordinary item                     27,865           21,711             51,467           39,763

Gain (loss) on sales                                                    4,161               (7)             4,161            1,851
                                                                 -------------     ------------       ------------     ------------

Income before extraordinary item                                       32,026           21,704             55,628           41,614

Extraordinary item - loss on extinguishment of debt                         -                -                  -             (359)
                                                                 -------------     ------------       ------------     ------------

Net income                                                             32,026           21,704             55,628           41,255

Less:    Income attributable to preferred units                        (5,926)          (2,401)           (11,851)          (4,755)
                                                                 -------------     ------------       ------------     ------------

Net income attributable to common units                        $       26,100    $      19,303      $      43,777    $      36,500
                                                                 =============     ============       ============     ============



Earnings per common unit - basic

      Income before extraordinary item                         $         0.75    $        0.60      $        1.26    $        1.15
      Extraordinary item                                                    -                -                  -            (0.01)
                                                                 -------------     ------------       ------------     ------------

      Net income                                               $         0.75    $        0.60      $        1.26    $        1.14
                                                                 =============     ============       ============     ============

 Earnings per common unit - diluted

      Income before extraordinary item                         $         0.73    $        0.59      $        1.24    $        1.14
      Extraordinary item                                                    -                -                  -            (0.01)
                                                                 -------------     ------------       ------------     ------------

      Net income                                               $         0.73    $        0.59      $        1.24    $        1.13
                                                                 =============     ============       ============     ============


        The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY AND OTHER LIMITED PARTNERS' INTEREST
                            (Dollars in Thousands)



                                                                      General Partner's General and            Other Limited
                                                                             Limited Interest                Partners' Interest
                                                                      -----------------------------     ----------------------------

                                                                                                                           Series H
                                                                        Preferred          Common          Common         Preferred
                                                                          Units            Units            Units           Units
                                                                      ------------     ------------     ------------    ------------

Balance, December 31, 1998                                          $     141,867    $    (198,543)   $     426,258   $           -

     Units exchanged for acquisitions                                           -                -           42,426               -
     Adjustment for grants                                                      -                -              762               -
     Net income                                                                 -           95,278           58,536               -
     Contribution by Charles E. Smith Residential Realty, Inc.            130,000           30,625                -               -
     Proceeds from issuance of Preferred units                                  -                -                -          45,000
     Conversion of Preferred units to Common units                        (20,367)          20,367                -               -
     Offering costs                                                             -           (4,837)               -               -
     Distributions                                                              -          (56,247)         (28,637)              -
     Other                                                                      -            3,596              833               -
     Adjustment to reflect Other Limited Partners' Interest
         at redemption value                                                    -           10,043          (10,043)              -
                                                                      ------------     ------------     ------------    ------------

Balance, December 31, 1999                                          $     251,500    $     (99,718)   $     490,135   $      45,000

     Units exchanged for acquisitions                                           -                -            1,270               -
     Amortization of grants                                                     -                -              435               -
     Net income                                                                 -           36,451           19,177               -
     Contribution by Charles E. Smith Residential Realty, Inc.                  -            3,538                -               -
     Distributions                                                              -          (34,717)         (15,141)              -
     Exercise of options                                                        -            4,825                -               -
     Other                                                                      -              (31)               -               -
     Adjustment to reflect Other Limited Partners' Interest
         at redemption value                                                    -          (21,321)          21,321               -
                                                                      ------------     ------------     ------------    ------------

Balance, June 30, 2000 (Unaudited)                                  $     251,500    $    (110,973)   $     517,197   $      45,000
                                                                      ============     ============     ============    ============



Units issued and outstanding at June 30, 2000                           6,833,449       21,268,954       13,610,460       1,800,000
                                                                      ============     ============     ============    ============

Units issued and outstanding at December 31, 1999                       6,833,449       20,673,039       13,855,404       1,800,000
                                                                      ============     ============     ============    ============

        The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                          For the Six Months
                                                                                           Ended June 30,
                                                                                  ----------------------------------

                                                                                      2000                 1999
                                                                                  -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                           $      100,726       $       58,867

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                                  (133,228)            (120,789)
     Additions to rental property                                                      (24,711)              (8,368)
     Disposition of rental property                                                          -               75,666
     Decrease (increase) in investment in and advances to Property
       Service Businesses                                                                9,052               (5,428)
     Increase in investment in unconsolidated properties                                (7,371)              (3,857)
     Acquisition deposits and other                                                     (8,023)               2,076
                                                                                  -------------        -------------
             Net cash used in investing activities                                    (164,281)             (60,700)
                                                                                  -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Increase) decrease in deferred charges                                            (3,753)                 296
     Mortgage loans, net                                                                90,016               60,626
     Lines of credit, net                                                                2,000              (53,000)
     Construction loans, net                                                             6,261               37,810
     Prepayment penalties                                                                    -               (1,038)
     Dividends and distributions - Common                                              (39,142)             (34,040)
     Dividends and distributions - Preferred                                           (10,716)              (5,512)
     Other, net                                                                          8,332                1,696
                                                                                  -------------        -------------
             Net cash provided by financing activities                                  52,998                6,838
                                                                                  -------------        -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (10,557)               5,005

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          10,557                    -
                                                                                  -------------        -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $            -       $        5,005
                                                                                  =============        =============


SUPPLEMENTAL INFORMATION:
     Capitalized interest                                                       $        4,784       $        4,175
     Purchase of property in exchange for Operating Partnership units                    1,270               14,406
     Purchase of property in exchange for assumption of debt                            10,233               28,169
     Proceeds from sale of rental property held in escrow                               40,997               17,712
     Purchase of property with escrow proceeds                                          49,124               17,712
     Purchase of joint venture interest in exchange for Operating
       Partnership units                                                                     -                  679

        The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. (As used herein, the term "Company" may also be used to mean Charles E. Smith Residential Realty L.P., or its sole general partner, Charles E. Smith Residential Realty, Inc., or both, unless the context indicates otherwise.) All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of June 30, 2000 and the results of operations for the interim periods ended June 30, 2000 and 1999. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

     The Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of June 30, 2000, the Operating Partnership owned 57 operating multifamily properties containing 26,687 apartment units (the "Properties"), had 480 units under construction at one owned site, had 226 units under construction at one site for which the Company owned substantially all of the economic interest, and had agreements to purchase 843 units at three additional sites. The Operating Partnership also had interests in three operating multifamily properties totaling 1,267 apartment units and in one property under construction totaling 630 units. In addition, the Operating Partnership owned one freestanding community retail shopping center aggregating 205,000 square feet. The Operating Partnership also owns substantially all of the economic interest in entities that provide multifamily property management and leasing, furnished corporate apartments, interior construction and construction management services, and engineering and technical services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its non-voting interest in the Property Service Businesses.

   Certain prior year amounts have been reclassified to conform with the current year presentation.


2. ACQUISITIONS AND DISPOSITIONS

     In April 2000, the Company acquired Dearborn Place, a 185-unit, 27-story property, built in 1987 and located in downtown Chicago. The $25.4 million transaction was funded through a combination of approximately 36,000 Operating Partnership units valued at $1.3 million, $13.9 million in cash, and $10.2 million in assumed debt bearing an interest rate of 9.25%. The assumed debt was paid off with funds drawn on the Company's line of credit.

     In June 2000, the Company acquired Reston Landing, a newly developed 400-unit property, located in Reston, Virginia. The $43.7 million cash transaction was primarily funded with proceeds from the tax deferred sale of Worldgate Centre, a retail center located in Herndon, Virginia, for approximately $41 million. The Company recognized a gain on the sale of $4.2 million.


3.   DEBT

     In February 2000, the Company drew $49.4 million on its Fannie Mae credit facility at 8.0% for ten years. The Company used $37 million of the proceeds to repay a portion of its line of credit with the balance used for working capital needs. Ocean View at Aventura was added to the collateral pool in connection with this draw.

     In May 2000, the Company obtained a ten-year, $300 million secured line of credit from Freddie Mac. Borrowings under the line bear interest at a spread of 63 to 161 basis points over LIBOR depending on the Company's interest coverage ratio. Initial availability under the agreement is approximately $125 million, which can increase to $300 million with appreciation in value of the properties collateralizing the borrowings and/or with the addition of properties to the collateral pool. Loan costs of $0.9 million were capitalized in connection with this agreement. The Company made an initial draw of $60 million substantially all of which was used to repay a portion of its $185 million line of credit.
The outstanding balance at June 30, 2000 was $69 million at an average interest rate of 7.38%.

     In June 2000, the Company closed on four mortgage loans totaling $53.5 million. Each of the loans has a fixed interest rate of 7.92%. The loans require monthly payments of interest only through July 2010, at which time principal amortization begins using a 20-year amortization with a balloon payment due June 28, 2012. The loans are collateralized by four properties.

     In June 2000, with the new capacity from the Freddie Mac facility in place, the Company elected to decrease the commitment on its $185 million line of credit to $100 million, and decrease the commitment on its $100 million line of credit to $50 million.


4.   INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES

     In June 2000, Consolidated Engineering Services, Inc. (CES), the Company's engineering and technical services unit, obtained a 6-month, $50 million line of credit from a bank group, which is guaranteed by the Operating Partnership. Draws on the line bear interest at a selected London Interbank Offered Rate (LIBOR) plus 75-to-120 basis points, depending upon the Operating Partnership's leverage ratio. As of June 30, 2000, CES had drawn $36.1 million on the line at an average interest rate of 7.75% to fund acquisition activities and repay intercompany debt.

     Also in June 2000, CES acquired Illingworth Corporation, a privately owned mechanical services company in Milwaukee, Wisconsin. The acquisition builds CES's presence in the Midwest and adds new services, such as installation and maintenance of industrial piping and medical gas systems, to CES's product line. The purchase price of $11.0 million was funded using a combination of 93,275 shares of the Company's common stock (purchased by CES from the Company for approximately $3.5 million), and cash drawn on CES's line of credit.


5.   INVESTMENT IN UNCONSOLIDATED PROPERTIES

     In connection with the development of Stoneridge at University Center in Loudoun County, Virginia, SPH University Center LLC obtained a $31.0 million interest-only construction loan in May 2000 with interest at LIBOR plus 125 basis points, payable monthly, due May 10, 2003. As of June 30, 2000, no draws had been made on the loan.

6.   PREFERRED UNITS

     The following table sets forth the Company's issued and outstanding preferred units:

                                                                    June 30,         December 31,
                                                                      2000               1999
                                                                  ------------       ------------
                                                                         (in thousands)
Series A Cumulative Convertible Redeemable Preferred Units,
   $0.01 par value; 2,640,325 units authorized; liquidation
   preference of $27.08; 2,640,325 units issued and
   outstanding at June 30, 2000 and December 31, 1999,
   respectively                                                      $71,500            $71,500


Series C Cumulative Redeemable Preferred Units, $0.01 par value;
   500 units authorized; liquidation preference of $100,000;
   500 units issued and outstanding at June 30, 2000 and
   December 31, 1999, respectively                                    50,000             50,000


Series E Cumulative Convertible Redeemable Preferred Units,
   $0.01 par value; 684,931 units authorized; liquidation
   preference of $36.50; 684,931 units issued and outstanding
   at June 30, 2000 and December 31, 1999, respectively              25,000              25,000


Series F Cumulative Convertible Redeemable Preferred Units,
   $0.01 par value; 666,667 units authorized; liquidation
   preference of $37.50; 666,667 units issued and outstanding
   at June 30, 2000 and December 31, 1999, respectively              25,000              25,000


Series G Cumulative Convertible Redeemable Preferred Units,
   $0.01 par value; 641,026 units authorized; liquidation
   preference of $39.00; 641,026 units issued and outstanding
   at June 30, 2000 and December 31, 1999, respectively              25,000              25,000


Series H Cumulative Convertible Redeemable Preferred Units,
   $0.01 par value; 4,040,404 units authorized; liquidation
   preference of $25.00; 4,000,000 units issued and outstanding
   at June 30, 2000 and December 31, 1999, respectively             100,000             100,000
                                                                  ---------           ---------
                                                                   $296,500            $296,500
                                                                  =========           =========

7. PER UNIT DATA

     Earnings per common unit of the Company for the three and six months ended June 30, 2000 and 1999 is computed based on weighted average common units outstanding during the periods as follows (in millions):



                                                      Three Months Ended June 30,
                                        ---------------------------------------------------------
                                                  2000                             1999
                                        --------------------------       ------------------------
                                          Basic           Diluted          Basic          Diluted
                                        ----------      ----------       ----------      --------

Weighted Average Common Operating
 Partnership Units                         34.8            39.3             32.4           32.6

                                                        Six Months Ended June 30,
                                        ---------------------------------------------------------
                                                  2000                             1999
                                        --------------------------       ------------------------
                                          Basic           Diluted          Basic          Diluted
                                        ----------      ----------       ----------      --------

Weighted Average Common Operating
 Partnership Units                         34.7            37.7             32.1           32.3


     A reconciliation of income (before extraordinary item) and units used to calculate basic and diluted earnings per unit follows:

                                                                           Weighted           Per Unit
                                                       Income            Average Units         Amount
                                                   --------------        --------------       ---------
                                                   (In Thousands)        (In Thousands)

Three Months Ended June 30, 2000:
--------------------------------

Income before extraordinary item                         $ 32,026
Income attributable to Preferred Units                     (5,926)
                                                         --------
Earnings per unit - Basic
    Income attributable to common unitholders
      before extraordinary item                            26,100             34,772           $ 0.75
Effect of dilutive securities:
    Preferred units - Series A, E, & F                      2,422              3,992            (0.01)
    Options                                                    --                499            (0.01)
                                                         --------             ------           ------

Earnings per unit - Diluted                              $ 28,522             39,263           $ 0.73
                                                         ========             ======           ======

Six Months Ended June 30, 2000:
------------------------------

Income before extraordinary item                         $ 55,628
Income attributable to Preferred Units                    (11,851)
                                                         --------
Earnings per unit - Basic
    Income attributable to common unitholders
      before extraordinary item                            43,777             34,699           $ 1.26
Effect of dilutive securities:
    Preferred units - Series A                              2,905              2,640            (0.01)
    Options                                                    --                399            (0.01)
                                                         --------             ------           ------

Earnings per unit - Diluted                              $ 46,682             37,738           $ 1.24
                                                         ========             ======           ======

Three Months Ended June 30, 1999:
--------------------------------

Income before extraordinary item                         $ 21,704
Income attributable to Preferred Units                     (2,401)
                                                         --------
     Income attributable to common unitholders
       before extraordinary item                           19,303             32,378           $ 0.60
Effect of dilutive securities:
    Options                                                    --                254            (0.01)
                                                         --------             ------           ------

Earnings per unit - Diluted                              $ 19,303             32,632           $ 0.59
                                                         ========             ======           ======

Six Months Ended June 30, 1999:
------------------------------

Income before extraordinary item                         $ 41,614
Income attributable to Preferred Units                     (4,755)
                                                         --------
     Income attributable to common unitholders
       before extraordinary item                           36,859             32,139           $ 1.15
Effect of dilutive securities:
    Options                                                    --                179            (0.01)
                                                         --------             ------           ------

Earnings per unit - Diluted                              $ 36,859             32,318           $ 1.14
                                                         ========             ======           ======

8.   SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

Property Segments

     The Company's primary business is the ownership and operation of multifamily residential real estate. As such, the residential rental properties constitute the three primary operating segments - Core, Acquisition/Disposition and Development portfolios - depending upon the maturity of each property.
Core consists of all multifamily properties which have been owned more than one full calendar year. Therefore, the 2000 Core represents properties owned as of December 31, 1998. Acquisition/Disposition consists of purchased properties which have not yet reflected one full calendar year of operations and disposed residential properties. Development consists of properties which the Company has constructed or is in the process of constructing which have not yet had a full calendar year of stabilized operating results. On the first of January each year, Acquisition and Development properties that meet the one-year requirement are transferred to the Core portfolio.

     The Company's fourth property segment is the Retail portfolio, which reflects results for the one free standing retail property owned as of June 30, 2000 and Worldgate Centre, which was sold in June 2000.

     The Company evaluates performance for the Property Segments based on Net Operating Income ("NOI") which is the difference between Rental Revenue and Operating Expenses, (which primarily excludes interest expense, general and administrative costs and depreciation).

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

   Information concerning operations by segment for the three and six months ended June 30, 2000 and 1999 was as follows (in thousands):

Property Segments

                                                    Three Months Ended              Six Months ended
                                                         June 30,                       June 30,
                                                   ---------------------        ------------------------
                                                      2000       1999               2000        1999
                                                   ---------   ---------        ----------   -----------
Net Operating Income
--------------------

  Core Portfolio                                   $ 41,269    $ 37,266          $   79,361    $   72,609
  Acquisition/Disposition Portfolio                  12,208       3,867              22,552         7,601
  Development Portfolio                               4,633       1,025               7,915         1,711
  Retail Portfolio                                    1,522       1,764               3,159         3,476
                                                   --------    --------          ----------    ----------

      Consolidated Total                             59,632      43,922             112,987        85,397

  Depreciation and Amortization                     (10,895)     (7,713)            (21,462)      (15,941)
  Equity in Income of Unconsolidated Properties         542         214               1,325           330
  Equity in Income of Property Service
   Businesses                                         1,636       1,126               2,155         1,128
  Corporate General and Administrative Expenses      (3,002)     (2,420)             (5,697)       (4,629)
  Net interest expense                              (20,048)    (13,418)            (37,841)      (26,522)
                                                   --------    --------          ----------    ----------

      Income before Gain on Sale and
        Extraordinary Item                         $ 27,865    $ 21,711          $   51,467    $   39,763
                                                   ========    ========          ==========    ==========

Revenues
--------

  Core Portfolio                                   $ 64,249    $ 59,445          $  125,836    $  117,631
  Acquisition/Disposition Portfolio                  21,255       6,730              40,385        13,456
  Development Portfolio                               6,883       1,805              12,573         3,372
  Retail Portfolio                                    2,329       2,542               4,776         5,096
                                                   --------    --------          ----------    ----------

      Consolidated Total                           $ 94,716    $ 70,522          $  183,570    $  139,555
                                                   ========    ========          ==========    ==========

Real Estate Assets, gross
-------------------------

  Core Portfolio                                                                 $1,088,078    $1,054,161
  Acquisition/Disposition Portfolio                                                 592,015       142,553
  Development Portfolio                                                             260,131       169,671
  Retail Portfolio                                                                   15,144        60,083
                                                                                 ----------    ----------
      Subtotal                                                                    1,955,368     1,426,468
  Accumulated depreciation                                                         (250,725)     (241,556)
                                                                                 ----------    ----------

      Consolidated Total, Net                                                    $1,704,643    $1,184,912
                                                                                 ==========    ==========

Property Service Business Segment

                                                    Three Months Ended              Six Months ended
                                                         June 30,                       June 30,
                                                   ---------------------         ---------------------
                                                      2000       1999               2000        1999
                                                   ---------   ---------         ---------   ---------

  Funds from Operations                            $  1,744     $  1,234         $   2,370    $ 1,343
  Revenues                                           58,025       31,301           107,926     58,695
  Depreciation                                        1,444          525             2,840        960

9.  SUBSEQUENT EVENTS

     In July 2000, CES acquired Hayes Mechanical, Inc., a privately held, full-service mechanical services company in Chicago, Illinois. The $18.6 million purchase price consisted of 211,268 shares of the Company's common stock (purchased by CES from the Company for approximately $7.5 million), assumed debt of $0.7 million and $10.4 million of cash. CES funded the transaction through the Operating Partnership in exchange for a promissory note.

     In addition, CES purchased Betlem Service Corporation in July 2000, a mechanical services company located in Rochester, New York. The purchase price of $4.6 million consisted of 35,898 shares of the Company's common stock (purchased by CES from the Company for $1.4 million) and cash of $3.2 million. CES funded the transaction through the Operating Partnership in exchange for a promissory note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and six months ended June 30, 2000 and 1999 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. (As used herein, the term "Company" may also be used to mean Charles E. Smith Residential Realty L.P., or its sole general partner, Charles E. Smith Residential Realty, Inc., or both, unless the context indicates otherwise.)


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

Rental Revenue

   Average revenue per apartment unit for the Company's core multifamily properties increased approximately 8.1% in the second quarter of 2000 as compared with 1999.

   A schedule of portfolio statistics follows:

                                        CHARLES E. SMITH RESIDENTIAL REALTY L.P.

                                            Residential Portfolio Statistics
                                           For the Quarter Ended June 30, 2000

                                                                                  Monthly      %                     %
                                                          Average                   GOI     Change                 Change
                                              Apartment   Sq. Ft.       GOI       Per Unit   From     Occupancy     From
Property                             Type       Units     Per Unit    QTD 00      QTD 00    QTD 99      QTD 00     QTD 99
--------                             ----       -----     --------   --------    --------   ------      ------     ------
                                                                     (in 000s)
CORE RESIDENTIAL PORTFOLIO

Washington, D.C.
    1841 Columbia Road            Mid-rise          115        635       $ 387    $ 1,122     11.0%        99.8%     0.4%
    2501 Porter Street            High-rise         202        757       1,040      1,715      4.1%        97.8%    -1.9%
    Albemarle                     High-rise         235      1,122       1,009      1,431     11.2%        97.9%    -0.3%
    Calvert-Woodley               High-rise         136        909         557      1,365      9.5%        98.9%    -0.2%
    Car Barn                      Garden            196        959         608      1,035      9.1%        99.1%     0.2%
    Cleveland House               High-rise         216        897         889      1,372     14.1%        97.8%     0.3%
    Connecticut Heights           High-rise         519        656       1,660      1,066     10.7%        98.1%    -0.2%
    Corcoran House                High-rise         138        528         391        944      9.0%        96.3%    -3.4%
    Statesman                     High-rise         281        593         796        945      6.8%        97.6%    -2.4%
    Van Ness South                High-rise         625        957       2,385      1,272      8.4%        98.2%    -0.9%
    The Kenmore                   High-rise         376        715       1,016        901     11.2%        97.0%    -1.1%
    Tunlaw Gardens                Garden            167        850         474        947     15.5%        97.8%     1.4%
    Tunlaw Park                   Mid-rise          120        855         459      1,276     14.6%        97.9%     2.6%
                                              ----------  ---------  ----------  ---------  --------  -----------  -------
                                                  3,326        808     $11,671    $ 1,170      9.8%        98.0%    -0.7%
 Northern Virginia
    Crystal City
    ------------
    The Bennington                High-rise         348        798       1,212      1,161      3.1%        97.8%     0.8%
    Crystal House I               High-rise         426        896       1,480      1,158      9.2%        98.6%     1.4%
    Crystal House II              High-rise         402        896       1,332      1,105      7.9%        98.7%     1.2%
    Crystal Square                High-rise         378      1,080       1,477      1,302      7.6%        98.9%     0.5%
    Crystal Place                 High-rise         180        915         765      1,417      4.7%        98.2%     2.1%
    Gateway Place                 High-rise         162        828         980      2,017     12.9%        96.9%     5.9%
    Water Park Towers             High-rise         360        959       1,753      1,623      7.3%        97.0%     2.6%
    Crystal Plaza                 High-rise         540      1,124       2,277      1,405      7.9%        99.3%     0.3%
    Crystal Towers                High-rise         912      1,118       3,508      1,282      6.1%        98.5%    -0.3%
    Parc Vista                    High-rise         299        770       1,372      1,529     17.4%        95.2%    -1.7%
                                              ----------  ---------  ----------  ---------  --------  -----------  -------
                                                  4,007        980     $16,156    $ 1,344      8.0%        98.1%     0.8%
    Rosslyn/Ballston
    ----------------
    Courthouse Plaza              High-rise         396        838       1,795      1,511     11.5%       100.0%     5.1%
    Lincoln Towers                High-rise         714        878       3,157      1,474      8.4%        95.7%     2.0%
                                              ----------  ---------  ----------  ---------  --------  -----------  -------
                                                  1,110        864     $ 4,952    $ 1,487      9.5%        97.7%     3.1%
    Tysons/Dulles
    -------------
    Charter Oak                   Garden            262      1,098         836      1,064      3.1%        97.1%    -1.1%
    Oaks of Tysons                Garden            218        967         723      1,106     -0.9%        97.0%     0.1%
    Bedford Village               Garden            752      1,098       2,405      1,066      8.3%        97.9%     0.2%
    Patriot Village               Garden          1,065      1,149       3,321      1,039     10.1%        98.8%     2.5%
    Westerly at Worldgate         Garden            320        921       1,189      1,239      1.1%        97.6%    -0.8%
                                              ----------  ---------  ----------  ---------  --------  -----------  -------
                                                  2,617      1,086     $ 8,474    $ 1,079      6.5%        98.0%     0.8%
    Other
    -----
    Arlington Overlook            Mid-rise          711        877       1,960        919     10.9%        96.2%     1.4%
    Berkeley                      Mid-rise          138        809         338        817      8.8%        98.6%     3.3%
    Boulevard of Old Town         Garden            159        672         445        933      4.9%        97.9%     0.1%
    Columbia Crossing             Garden            247        977         958      1,293      8.3%        99.3%     1.0%
    Concord Village               Garden            531        925       1,475        926      8.7%        97.6%     2.0%
    Newport Village               Garden            937      1,060       2,840      1,010      6.9%        98.2%     0.7%
    Orleans Village               Garden            851      1,015       2,398        939      6.2%        98.8%     1.4%
    Skyline Towers                High-rise         940      1,107       3,108      1,102      6.9%        98.3%     2.0%
                                              ----------  ---------  ----------  ---------  --------  -----------  -------
                                                  4,514        991     $13,522      $ 999      7.6%        98.0%     1.4%
Boston/Chicago
    2000 Commonwealth             High-rise         188        862       1,095      1,942      7.4%        99.0%     1.4%
    One East Delaware             High-rise         306        704       2,014      2,193     11.4%        98.1%     0.0%
    McClurg Court                 High-rise       1,075        732       4,556      1,413      5.4%        96.1%     0.5%
    Cronin's Landing              Mid-rise          281      1,062       1,809      2,146      9.6%        99.0%     3.0%
                                              ----------  ---------  ----------  ---------  --------  -----------  -------
                                                  1,850        791     $ 9,474    $ 1,707      7.6%        97.3%     1.0%
                                              ----------  ---------  ----------  ---------  --------  -----------  -------
                                                 17,424        938     $64,249    $ 1,229      8.1%        97.9%     0.9%
                                              ----------  ---------  ----------  ---------  --------  -----------  -------

                                                                                                Monthly      %                  %
                                                                          Average                 GOI      Change             Change
                                                              Apartment   Sq. Ft.      GOI     Per Unit     From   Occupancy   From
Property                                       Type             Units     Per Unit   QTD 00     QTD 00     QTD 99    QTD 00   QTD 99
--------                                       ----             -----     --------  --------   --------    ------    ------   ------
                                                                                    (in 000s)
ACQUISITION PORTFOLIO

   1999
   ----
    Buchanan House (Crystal City, VA)        High-rise              442     1,173     $ 2,102    $1,585       N/A      97.8%     N/A
    Park Lincoln (Chicago, IL)               High-rise              139       581         501     1,201       N/A      95.4%     N/A
    Terrace (Chicago, IL)                    Garden                 427       814       1,114       870       N/A      95.9%     N/A
    The Consulate (Washington, DC)           High-rise              269       828       1,043     1,292       N/A      96.1%     N/A
    Countryside (Chicago, IL)                Garden                 720       872       2,047       947       N/A      94.1%     N/A
    Stonegate (Chicago, IL)                  Garden               1,158       581       2,505       721       N/A      92.6%     N/A
    Forte Towers (S.E. Florida)              High-rise            1,339       772       3,212       800       N/A      94.8%     N/A
    Ocean View at Aventura (S.E. Florida)    High-rise            1,199     1,080       3,489       970       N/A      95.1%     N/A

    2000
    ----
    Ocean View at Sunset Pointe-North
        (S.E. Florida)                       High-rise              527       987       1,556       984       N/A      92.8%     N/A
    Ocean View at Sunset Pointe-South
        (S.E. Florida)                       High-rise              943       995       2,819       996       N/A      93.3%     N/A
    Dearborn Place (Chicago, IL)             High-rise              185       706         747       N/A       N/A        N/A     N/A
    Reston Landing (Tysons/Dulles, VA)       Garden                 400       995         N/A       N/A       N/A        N/A     N/A
                                                              ----------  --------  ----------
                                                                  7,748       876    $ 21,135

DEVELOPMENT PORTFOLIO

    Courthouse Place (Rosslyn/Ballston, VA)  High-rise              564       850     $ 2,465    $1,457       N/A      98.9%     N/A
    One Superior Place (Chicago, IL)         High-rise              809       729       4,090     1,685       N/A      99.5%     N/A
    Park Connecticut (Washington, DC)        High-rise              142       915         328       N/A       N/A        N/A     N/A
    Alban Towers (Washington, DC)(1)         Mid-rise               226       N/A         N/A       N/A       N/A        N/A     N/A
    Park Millenium (Chicago, IL)(1)          High-rise              480       N/A         N/A       N/A       N/A        N/A     N/A
                                                              ----------            ----------
                                                                  2,221                 6,883

ALL RESIDENTIAL PROPERTIES                                       27,393              $ 92,267
                                                              ==========            ==========


PARTIALLY-OWNED PORTFOLIO
-------------------------

    Renaissance (25% owned)                  High-rise              330       984     $ 1,286       N/A       N/A        N/A     N/A
    Springfield Station (48% owned)          Garden/Mid-rise        631       909       2,180       N/A       N/A        N/A     N/A
    Brandywine (25% owned)                   High-rise              306     1,009       1,239       N/A       N/A        N/A     N/A
    Stoneridge at University Center
      (40% owned)(1)                         Garden                 630       N/A         N/A       N/A       N/A        N/A     N/A
                                                              ----------            ----------

                                                                  1,897               $ 4,705
                                                              ==========            ==========

(1) Property is currently under construction.

RENTAL PROPERTIES

     Revenues, expenses and income from the multifamily and retail properties for the three and six months ended June 30, 2000 and 1999 were as follows (in thousands):

                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                      -------------------    ---------------------
                                        2000      1999(2)        2000      1999(2)
                                      --------   --------      -------   ---------
Core Portfolio(1)
  Revenues                            $ 64,249   $ 59,445    $ 125,836    $117,631
  Expenses                             (22,980)   (22,179)     (46,475)    (45,022)
                                      --------   --------      -------   ---------

  Income before depreciation          $ 41,269   $ 37,266      $79,361    $ 72,609
                                      ========   ========      =======   =========

Acquisitions/Disposition Portfolio
  Revenues                            $ 21,255   $  6,730      $40,385    $ 13,456
  Expenses                              (9,047)    (2,863)     (17,833)     (5,855)
                                      --------   --------      -------   ---------

  Income before depreciation          $ 12,208   $  3,867      $22,552    $  7,601
                                      ========   ========      =======   =========

Development Portfolio
  Revenues                            $  6,883   $  1,805      $12,573    $  3,372
  Expenses                              (2,250)      (780)      (4,658)     (1,661)
                                      --------   --------      -------   ---------

  Income before depreciation          $  4,633   $  1,025      $ 7,915    $  1,711
                                      ========   ========      =======   =========

Retail Portfolio
  Revenues                            $  2,329   $  2,542      $ 4,776    $  5,096
  Expenses                                (807)      (778)      (1,617)     (1,620)
                                      --------   --------      -------   ---------

  Income before depreciation          $  1,522   $  1,764      $ 3,159    $  3,476
                                      ========   ========      =======   =========

Total Rental Properties
  Revenues                            $ 94,716   $ 70,522    $ 183,570    $139,555
  Expenses                             (35,084)   (26,600)     (70,583)    (54,158)
  Depreciation                         (10,895)    (7,713)     (21,462)    (15,941)
                                      --------   --------      -------   ---------

  Income from Rental Properties       $ 48,737   $ 36,209      $91,525    $ 69,456
                                      ========   ========      =======   =========

(1) Represents properties owned as of December 31, 1998.
(2) Prior year amounts have been reclassified to conform with current year presentation.

PROPERTY SERVICE BUSINESSES

     Revenues, expenses and income from the Property Service Businesses for the three and six months ended June 30, 2000 and 1999 were as follows (in thousands):

                                            Three Months Ended     Six Months Ended
                                                 June 30,              June 30,
                                           -------------------   --------------------
                                             2000       1999        2000       1999
                                           --------   --------   ---------   --------

Total Property Service Businesses
  Revenues                                 $ 58,025   $ 31,301   $ 107,926   $ 58,695
  Expenses                                  (54,945)   (29,650)   (102,931)   (56,607)
  Depreciation                               (1,444)      (525)     (2,840)      (960)
                                           --------   --------   ---------   --------

Income from Property Service Businesses    $  1,636   $  1,126   $   2,155   $  1,128
                                           ========   ========   =========   ========

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2000 to Three Months Ended June 30, 1999.

     Summary. Net income of the Operating Partnership increased $10.3 million, or 47.6%, from $21.7 million for the three months ended June 30, 1999 to $32.0 million for the three months ended June 30, 2000. Funds from Operations ("FFO") of the Operating Partnership increased $7.0 million, or 24.3%, from $28.6 million to $35.6 million during the same period. The increases in FFO and net income are primarily attributable to net operating income growth of 10.7% on the core portfolio and contributions from acquired and developed properties.

     Rental Properties.   Revenue from all rental properties increased $24.2
million, or 34.3%, from $70.5 million for the three months ended June 30, 1999 to $94.7 million for the three months ended June 30, 2000. Operating expenses from all rental operations increased $8.5 million, or 31.9%, from $26.6 million during the second quarter of 1999 to $35.1 million during the current quarter.

     Core Portfolio. Revenue from the core portfolio increased $4.8 million, or 8.1%, over the prior year period resulting in average monthly revenue per apartment unit of $1,229. This was primarily due to continued strong demand in all submarkets. Management successfully increased rents during the quarter and improved occupancy levels. Average economic occupancy for the core portfolio was 97.9% for the three months ended June 30, 2000 compared to 97.0% for the comparable prior year. Expenses for the core portfolio increased $0.8 million, or 3.6%, due primarily to higher real estate taxes and utility costs.

     Acquisition/Disposition Portfolio. The acquisition properties (defined as properties acquired subsequent to December 31, 1998) and the residential disposition properties contributed approximately 60.0%, or $14.5 million, of the total rental revenue increase and approximately $6.1 million of the total rental expense increase. Results for the second quarter of 1999 reflect three acquisitions and six disposition properties totaling 2,863 apartment units. Results for the second quarter of 2000 reflect eleven acquisition properties and no dispositions totaling 7,748 apartment units.

     Development Portfolio. In June 1999, Courthouse Place completed delivery of its 564 units. The project provided net operating income of $1.8 million for the current quarter, and $0.8 million in the prior year quarter.

     One Superior Place delivered initial units in July 1999 and had all 809 units delivered as of June 30, 2000. The project provided net operating income of $2.8 million for the period. As of June 30, 2000, the property was stabilized.

     Park Connecticut delivered initial units in March 2000 and had all 142 units delivered as of June 30, 2000. The project provided net operating income of $0.1 million for the period. As of June 30, 2000, the property was 74% leased and 56% occupied. Stabilization is expected in the third quarter of 2000.

     Property Service Businesses. The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses.

     Income from Property Service Businesses increased $0.5 million in the second quarter of 2000 compared to the prior year quarter. This was primarily due to Consolidated Engineering Services, Inc. and affiliates as a result of both internal growth and the acquisition of four businesses during the second half of 1999.

     Other. Corporate general and administrative expenses increased 24% over the prior year quarter due primarily to higher management costs associated with geographic expansion. Net interest expense increased $6.6 million during the quarter, or 49.4%, due to additional debt related to acquisitions, lower capitalized interest on development properties and an increase of 40 basis points in the Company's weighted average borrowing rate.


Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999.

     Summary. Net income of the Operating Partnership increased $14.3 million, or 34.8%, from $41.3 million for the six months ended June 30, 1999 to $55.6 million for the six months ended June 30, 2000. Funds from Operations ("FFO") of the Operating Partnership increased $10.6 million, or 19.7%, from $54.1 million to $64.7 million during the same period.

     Rental Properties.   Revenue from all rental properties increased $44.0
million, or 31.5%, from $139.6 million for the six months ended June 30, 1999 to $183.6 million for the six months ended June 30, 2000. Operating expenses from all rental operations increased $16.4 million, or 30.3% from $54.2 million during the first half of 1999 to $70.6 million during the current period.

     Core Portfolio. Revenue from the core portfolio increased $8.2 million, or 7.0%, over the prior year period resulting in average monthly revenue per apartment unit of $1,204. This was primarily due to continued strong demand in all submarkets, particularly northwest Washington, D.C. Average economic occupancy for the core portfolio was 97.6% for the six months ended June 30, 1999 compared to 96.9% for the comparable prior year. Expenses for the core portfolio increased $1.5 million, or 3.2%, due primarily to expected increases in real estate taxes, and higher wages due to additional staffing at the properties.

     Acquisition/Disposition Portfolio. The acquisition properties (defined as properties acquired subsequent to December 31, 1998) and disposition properties contributed approximately 62.0%, or $26.9 million, of the total rental revenue increase and approximately $12.0 million of the total rental expense increase.

     Development Portfolio. In June 1999, Courthouse Place completed delivery of its 564 units. The project provided net operating income of $1.1 million for the first six months of 1999 and $3.6 million for the same period in 2000.

     One Superior Place delivered initial units in July 1999 and had all 809 units delivered as of June 30, 2000. The project provided a net operating income of $4.5 million for the period. As of June 30, 2000, the property was stabilized.

     Park Connecticut delivered initial units in March 2000 and had all 142 units delivered as of June 30, 2000. Stabilization is expected by the third quarter of 2000. As of June 30, 2000, the property was 74% leased and 56% occupied.

     Property Service Businesses. The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses.

     Income from Property Service Businesses increased $1.0 million in the first half of 2000 compared to the prior year period. This was primarily due to contributions from Smith Management Construction and Consolidated Engineering Services, Inc. of $0.6 million and $1.5 million, respectively. CES growth is primarily due to internal and external acquisitions and expansion. These increases were partially offset by a decrease of $1.0 million for Smith Realty Company and Smith Corporate Living. This is primarily due to the sale in 1999 of the retail management business, as well as increased personnel costs, and weakness in the Chicago corporate furnished apartment business.

     Joint Ventures. The Company entered into three joint ventures during the first half of 1999. The Company's share of income from the joint ventures totaled $1.3 million and $0.3 million for the six months ended June 30, 2000 and 1999, respectively.

     Other. Corporate general and administrative expenses increased 23.1% compared to the prior year period due primarily to higher personnel and technology related costs. Net interest expense increased $11.3 million during the period, or 42.7%, primarily due to additional debt related to acquisitions and development as well as higher borrowing rates.

LIQUIDITY AND CAPITAL RESOURCES

     Summary. Net cash flow provided by operating activities increased $41.8 million from $58.9 million for the six months ended June 30, 1999 to $100.7 million for the six months ended June 30, 2000. The increase was due primarily to an increase of $20.0 million in property operating income. In addition, a decrease in other assets related to the use of escrow proceeds provided an additional $16.2 million.

     Net cash flow of $164.3 million was used by investment activities during the six months ended June 30, 2000 compared to $60.7 million during the comparable prior year period. Approximately $28.8 million of the increase is due to acquisition and development activity. In addition, two cash property sales in 1999 contributed $75.7 million in net cash flows in 1999.

     Net cash flows provided by financing activities were $53.0 million for the six months ended June 30, 2000, primarily comprised of $98.3 million of net borrowings against the properties, lines of credit, and construction loans, offset by a $49.9 million cash outflow for dividends and distributions. Net cash flows provided by financing activities of $6.8 million in the comparable prior year period primarily consisted of $45.4 million of net cash inflow from borrowings less $39.6 million of dividends/distributions.

Funds from Operations

     FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss), computed in accordance with Generally Accepted Accounting Principles ("GAAP"), excluding gains (or losses) from debt restructuring and property sales, plus depreciation/amortization of assets unique to the real estate industry. FFO does not represent cash flow from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

     Funds from Operations for the three and six months ended June 30, 2000 and 1999 are computed as follows (in thousands):



                                                Three Months Ended    Six Months Ended
                                                     June 30,             June 30,
                                               --------------------  ------------------
                                                  2000       1999      2000      1999
                                                -------    -------   -------   -------

Net Income of the Operating Partnership         $32,026    $21,704   $55,628   $41,255

Preferred dividends                              (3,504)      (999)   (8,946)   (1,988)
Depreciation of real property                    10,895      7,713    21,462    15,941
Depreciation from unconsolidated properties         239        114       478       122
Amortization of goodwill                            108        108       215       215
Loss (gain) on sale of property                  (4,161)         7    (4,161)   (1,851)
Extraordinary item                                   --         --        --       359
                                                -------     ------   -------   -------

Funds from Operations of the Operating
     Partnership                                $35,603    $28,647   $64,676   $54,053
                                                =======    =======   =======   =======

Property Acquisitions and Dispositions

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

     In June 2000, the Company acquired Reston Landing, a newly developed 400-unit property, located in Reston, Virginia. The $43.7 million cash transaction was primarily funded with proceeds from the tax deferred sale of Worldgate Centre, a retail center located in Herndon, Virginia, for approximately $41 million. The Company recognized a gain on the sale of $4.2 million.

Development

     As of June 30, 2000, the Company had the following properties under construction:

                         Number      Units       Initial       Estimated     Estimated       Estimated
                        of Units   Delivered     Delivery     Completion   Stabilization        Cost
                        --------   ---------   -----------    -----------  -------------    -------------
                                                                                           (in millions)
Alban Towers
  (Washington, DC)(2)      226        N/A        Q2, 2001      Q3,  2001      Q4, 2001          $ 53
Stoneridge at
University Center
  (Tysons/Dulles)(1)       630         26       June 2000       Q3, 2001      Q1, 2002            66
Park Millennium
  (Chicago, IL)            480        N/A        Q2, 2002       Q4, 2002      Q1, 2003           106
                         -----        ---                                                       ----

                         1,336         26                                                       $225
                         =====        ===                                                       ====

(1) The Company has a 40% ownership interest.
(2) The Company owns substantially all of the economic interest.


Commitments

   As of June 30, 2000, the Company had executed contracts to purchase multifamily properties under construction as follows:

                              Number     Estimated   Purchase    Estimated
                             of Units    Completion     Date       Cost
                             --------    ----------   --------   ----------
                                                               (in millions)

  New River Village
    (Ft. Lauderdale, FL)        240       Q3, 2000    Q4, 2000      $ 34
  Wilson Boulevard
    (Rosslyn/Ballston)          220       Q4, 2000    Q4, 2000        29
  Ballston Place
    (Rosslyn/Ballston)          383       Q2, 2001    Q3, 2001        52
                                ---                                 ----

                                843                                 $115
                                ===                                 ====


     These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. As of June 30, 2000, the Company had posted two letters-of-credit totaling $7.5 million in accordance with three of the contracts each to be drawn only in the event the Company defaults on its contractual obligation to purchase the completed asset.

Debt

    In February 2000, the Company drew $49.4 million on its Fannie Mae credit facility at 8.00% for ten years. The Company used $37 million of the proceeds to repay a portion of its line of credit with the balance used for working capital needs. Ocean View at Aventura was added to the collateral pool in connection with this draw.

     In May 2000, the Company obtained a ten-year, $300 million secured line of credit from Freddie Mac. Initial availability under the agreement is approximately $125 million, which can increase to $300 million with appreciation in value of the properties collateralizing the borrowings and/or with the addition of properties to the collateral pool. Loan costs of $0.9 million were capitalized in connection with this agreement. The Company made an initial draw of $60 million; substantially all of which was used to pay down debt on the Company's $185 million line of credit.

     In June 2000, the Company closed on four mortgage loans totaling $53.5 million. Each of the loans has a fixed interest rate of 7.92%. The loans require monthly payments of interest only through July 2010, at which time principal amortization begins using a 20-year amortization with a balloon payment due June 28, 2012. The loans are collateralized by four properties.

     In June 2000, the Company decreased the commitment on its $185 million line of credit to $100 million and decreased the commitment on its $100 million line to $50 million.

     As of June 30, 2000, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.33%, as follows:

                                     Dollars in      % of
                                     Thousands      Total
                                     ----------     ------

         Fixed Rate Debt:
           Mortgages                 $  917,527      85.1%
         Variable Rate Debt:
           $300M Line of Credit          69,000       6.4%
           $100M Line of Credit           5,000       0.5%
           $50M Line of Credit               --       0.0%
           Construction Loans            86,306       8.0%
                                     ----------     -----
                                     $1,077,833     100.0%
                                     ==========     =====


     As of June 30, 2000, the Company had $237.0 million of unused borrowing capacity on lines of credit and construction loans. (Unused borrowing capacity includes $56 million from the $300 million line, which reflects the borrowing capacity currently available under the line of $125 million, less $69 million used at June 30, 2000.) Amounts outstanding under lines of credit averaged $117.8 million for the six months ended June 30, 2000 compared to $99.9 million for the six months ended June 30, 1999.

     In connection with the development of Stoneridge at University Center in Loudoun County, Virginia (a partially-owned property), SPH University Center LLC obtained a $31.0 million interest-only construction loan in May 2000 with interest at LIBOR plus 125 basis points, payable monthly, due May 10, 2003. As of June 30, 2000, no draws had been made on the loan.

     As of June 30, 2000, the Company's Debt to Total Market Capitalization Ratio was 39.5% (based on 21.3 million common shares, 4.0 million preferred shares, and 13.6 million partnership units outstanding at a common stock price of $38.00, $50 million of perpetual preferred stock, $80 million of convertible preferred shares, and $45 million of convertible preferred partnership units) versus 38.6% as of December 31, 1999 and 40.9% as of June 30, 1999.

     The Company's Interest Coverage Ratio, excluding gains on sales and extraordinary items, for the six months ended June 30, 2000 was 3.10 to 1 compared to 3.22 to 1 for the comparable prior year period.

Capital Expenditures

     For the six months ended June 30, 2000, total capital improvements were $24.9 million, of which $15.0 million were for the core portfolio.
Approximately 66% of the capital expenditures on the core portfolio in 2000 are considered by management to be non-recurring, repositioning improvements which directly result in higher revenues. The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate revenues and are considered more recurring in nature and non-discretionary. A summary of core capital expenditures for the period follows:

                                                             Number   Average
                                                Total$        of       Cost
                                                Spent        Units    Per Unit
                                           --------------   -------   --------
 Expenditure Type                          (In Thousands)
 ----------------

 Core Repositioning
     Kitchen/Bath                                $9,372
     Washer/Dryer                                   510
                                                -------
 Total Core Repositioning                         9,882       852     $11,599

 Recurring Improvements                           5,163    17,424     $   297
                                                -------


 Total Capital Expenditures - Core Portfolio    $15,045
                                                =======


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

                                    PART II


Item 1.  Legal Proceedings

       None

Item 2.  Changes in Securities
    (A)
       On June 14, 2000, the Company issued 93,275 unregistered shares of Class A Common Stock of the Company for $3,537,921 or approximately $37.93 per share, to Consolidated Engineering Services, Inc., an affiliated Maryland corporation ("CES") pursuant to a Common Stock Purchase Agreement between CES and the Company dated July 14, 2000. CES subsequently transferred these shares in exchange for shares of Illingworth Corporation, a Wisconsin corporation, in a cash and securities acquisition of a 100% interest in that corporation.

       On July 10, 2000, the Company issued 211,268 unregistered shares of Class A Common Stock of the Company for $7,500,014 or $35.50 per share, to CES pursuant to a Common Stock Purchase Agreement between CES and the Company dated July 10, 2000. CES subsequently transferred these shares in exchange for shares of Hayes Mechanical Services, Inc., a Connecticut corporation, in a cash and securities acquisition of a 100% interest in that corporation.

       On July 18, 2000, the Company issued 35,898 unregistered shares of Class A Common Stock of the Company for $1,400,022 or $39.00 per share, to CES pursuant to a Common Stock Purchase Agreement between CES and the Company dated July 18, 2000. CES subsequently transferred these shares in exchange for shares of Betlem Service Corporation, a New York corporation, in a cash and securities acquisition of a 100% interest in that corporation.

       Following each of the transactions with CES described above, the Company contributed the net proceeds from the issuance of Common Stock to the Operating Partnership in exchange for Common Units. In each case, the Common Units received by the Company were equal to the number of shares of Common Stock issued. A registration statement supporting the resale of 504,543 shares of Common Stock of the Company (including an aggregate of 304,543 of the above-referenced shares issued on June 14 and July 10,
       2000) was filed with the Securities and Exchange Commission on July 17, 2000, and it became effective on July 28, 2000.

    (B)
       On April 7, 2000, the Operating Partnership issued 35,898 Common Units valued at $1.3 million for the purpose of acquiring a complete ownership interest in a real estate property. The units are redeemable for cash or shares of the Company's Common Stock on the same terms as all other Common Units of the Company. The recipients of this issuance were the owners of property or partners of partnerships owning such property, who swapped their ownership interest for Units, cash, the assumption of debt, or some combination thereof, or entities that used the Units to purchase a property in a similar manner.

       All of the Class A Common Stock and units described above were offered on a private placement basis, and the offerings were completed without an underwriter or the payment of sales commissions or discounts. The Registrant believes that such offerings and sales were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D promulgated thereunder, the conclusion of the Registrant, after diligent investigation, that fewer than 35 offerees were not either "accredited investors" as defined in Rule 501 or within the other requirements of Registration D, the delivery to each prospective Unitholder of appropriate written materials, and the execution by each person receiving Units of a qualifying subscription agreement.

Item 3.  Defaults on Senior Securities

       None

Item 4.  Submission of Matters to a Vote of Security Holders

       The regular Annual Meeting of the Registrant was held on May 24, 2000.
       At this Annual Meeting, incumbent Director Robert H. Smith was re-elected to the Board of Directors for a term ending in 2003. New Directors Roger
       J. Kiley, Jr. and Karen Hastie Williams were elected for terms ending in 2003. Directors Ernest A. Gerardi, Jr., Charles B. Gill, Robert P. Kogod, R. Michael McCullough, and L. Ronald Scheman continued their terms in office. The shareholders also voted at this Annual Meeting to ratify the Board of Directors' appointment of Arthur Andersen LLP as the independent auditor of the Registrant for the fiscal year ending December 31, 2000. The votes cast at this Annual Meeting were as follows:

            Election of Roger J. Kiley, Jr.    FOR  --  16,984,545
                                               WITHHELD  --  17,951


            Election of Robert H. Smith        FOR  --  16,984,545
                                               WITHHELD  --  17,951


            Election of Karen Hastie Williams  FOR  --  16,985,515
                                               WITHHELD  --  16,981


            Ratification of Appointment of     FOR  --  16,723,501

            Arthur Andersen LLP                AGAINST  --  8,219
                                               ABSTAINING  --  270,775

Item 5.  Other Information

       None


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             99.1 Credit Agreement By and Among Smith Property Holdings Lincoln Towers LLC and Smith Property Holdings McClurg Court LLC, as Borrower and Columbia National Real Estate Finance, Inc., as Lender

             99.2 First Amendment to Credit Agreement between the Operating Partnership and PNC Bank, National Association, et al.

             99.3 First Amendment to Fourth Amended and Restated Credit Agreement between the Operating Partnership and PNC Bank, National Association, et al.

         (b) Reports on form 8-K:

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


                         CHARLES E. SMITH RESIDENTIAL REALTY L.P.

                         By: Charles E. Smith Residential Realty, Inc., its General Partner


August 14, 2000          By:  /s/  W. D. Minami
                              --------------------------------------
                              W. D. Minami
                              Executive Vice President and Chief Financial
                              Officer Charles E. Smith Residential Realty, Inc.
                              (on behalf of the Registrant and as Principal
                              Financial Officer)

                         By:  /s/  Steven E. Gulley
                              ---------------------------------------
                              Steven E. Gulley
                              Chief Accounting Officer
                              Charles E. Smith Residential Realty, Inc.