Form 10-Q
period 2000-09-30
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 2000-11-13
CIK 906785

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              -------------------
                                   FORM 10-Q

           X       Quarterly Report Pursuant to Section 13 or 15(d)
          ---        of the Securities Exchange Act of 1934
                   For the quarter ended September 30, 2000

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

       As of October 31, 2000 there were 35,431,918 Common Units of Limited Partnership of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                   FORM 10-Q
                                     INDEX

                                                                                   Pages
                                                                                   -----
PART I:           FINANCIAL INFORMATION

     Item 1:      Financial Statements

                  Charles E. Smith Residential Realty L.P. Financial
                  Statements as of September 30, 2000 and December 31, 1999,
                  Filed as a Part of This Report

                  Consolidated Balance Sheets                                        3

                  Consolidated Statements of Operations                              4

                  Consolidated Statements of Partner's Equity and Other
                  Limited Partners' Interest                                         5

                  Condensed Consolidated Statements of Cash Flows                    6

                  Notes to Consolidated Financial Statements                         7

     Item 2:      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      16


PART II:          OTHER INFORMATION                                                  29


SIGNATURES                                                                           30

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)




                                                                                        September 30, 2000       December 31, 1999
                                                                                        ------------------       -----------------
                                                                                            (Unaudited)
         ASSETS
Rental property, net                                                                   $        1,667,107       $       1,369,416
Rental property under development                                                                  57,461                 169,626
Cash                                                                                                  -                    10,557
Escrow funds                                                                                        7,175                  18,309
Investment in and advances to Property Service Businesses                                         102,749                  70,282
Investment in unconsolidated properties                                                            32,169                  22,338
Deferred charges, net                                                                              17,124                  16,727
Security deposits                                                                                   8,379                   4,058
Other assets                                                                                       20,118                  23,465
                                                                                        ------------------       -----------------
                                                                                       $        1,912,282       $       1,704,778
                                                                                        ==================       =================

         LIABILITIES AND EQUITY

Liabilities
     Mortgage loans and notes payable:
         Mortgage loans                                                                $        1,038,545       $         817,278
         Construction loans                                                                        76,414                  80,045
         Line of credit                                                                             6,000                  72,000
                                                                                        ------------------       -----------------
             Total mortgage loans and notes payable                                             1,120,959                 969,323
     Accounts payable and accrued expenses                                                         55,346                  44,480
     Security deposits                                                                              8,379                   4,058
                                                                                        ------------------       -----------------
         Total liabilities                                                                      1,184,684               1,017,861
                                                                                        ------------------       -----------------

Commitments and contingencies

Other Limited Partners' Interest
     Preferred units                                                                              45,000                  45,000
     Common units - 13,599,855 and 13,855,404 units issued and outstanding at September 30, 2000 and December 31, 1999, respectively,
         at redemption value                                                                      617,093                 490,135
                                                                                        ------------------       -----------------
                                                                                                  662,093                 535,135
                                                                                        ------------------       -----------------

Partner's Equity
         Preferred units                                                                          251,500                 251,500
         Common units - 21,808,230 and 20,673,039 units issued and
             outstanding at September 30, 2000 and December 31, 1999,
             respectively                                                                        (185,995)                (99,718)
                                                                                        ------------------       -----------------
                Total partner's equity                                                             65,505                 151,782
                                                                                        ------------------       -----------------

                                                                                       $        1,912,282       $       1,704,778
                                                                                        ==================       =================

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Unit Data)
                                  (Unaudited)


                                                                For the Three Months                    For the Nine Months
                                                                 Ended September 30,                    Ended September 30,
                                                        -----------------------------------     ----------------------------------

                                                             2000                1999                2000               1999
                                                        ---------------    ----------------     --------------    ----------------
Rental Properties:
     Revenues                                          $        98,742    $         79,194     $      282,312    $        218,749

     Expenses
         Operating costs                                       (30,058)            (26,759)           (85,039)            (70,189)
         Real estate taxes                                      (8,896)             (5,950)           (24,498)            (16,678)
         Depreciation and amortization                         (11,531)             (8,363)           (32,993)            (24,304)
                                                        ---------------    ----------------     --------------    ----------------
             Total expenses                                    (50,485)            (41,072)          (142,530)           (111,171)

Equity in income of unconsolidated properties                      524                 347              1,849                 677

Equity in income of Property Service Businesses                  2,890               2,127              5,045               3,255

Corporate general and administrative expenses                   (2,810)             (2,156)            (8,507)             (6,785)
Interest income                                                     38                 239                182                 336
Interest expense                                               (19,306)            (15,421)           (57,291)            (42,040)
                                                        ---------------    ----------------     --------------    ----------------

Income before gain on sales and extraordinary item              29,593              23,258             81,060              63,021

Gain on sales                                                        -               5,214              4,161               7,065
                                                        ---------------    ---------------      --------------    ----------------

Income before extraordinary item                                29,593              28,472             85,221              70,086

Extraordinary item - loss on extinguishment of debt                  -                   -                  -                (359)
                                                        ---------------    ----------------     --------------    ----------------

Net income                                                      29,593              28,472             85,221              69,727

Less:    Income attributable to preferred units                 (5,925)             (3,272)           (17,776)             (8,028)
                                                        ---------------    ----------------     --------------    ----------------

Net income attributable to common units                $        23,668    $         25,200     $       67,445    $         61,699
                                                        ===============    ================     ==============    ================


Earnings per common unit - basic

      Income before extraordinary item                 $          0.67    $           0.75     $         1.93    $           1.90
      Extraordinary item                                             -                   -                  -               (0.01)
                                                        ---------------    ----------------     --------------    ----------------

      Net income                                       $          0.67    $           0.75     $         1.93    $           1.89
                                                        ===============    ================     ==============    ================

 Earnings per common unit - diluted

      Income before extraordinary item                 $          0.65    $           0.73     $         1.89    $           1.86
      Extraordinary item                                             -                   -                  -               (0.01)
                                                        ---------------    ---------------      --------------    ---------------

      Net income                                       $          0.65    $           0.73     $         1.89    $           1.85
                                                        ===============    ================     ==============    ================

       The accompanying notes are an intergral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY AND OTHER LIMITED PARTNERS' INTEREST
                             (Dollars in Thousands)



                                                                           General Partner's General and
                                                                                  Limited Interest
                                                                     ------------------------------------------

                                                                         Preferred                Common
                                                                           Units                   Units
                                                                     ------------------     -------------------

Balance, December 31, 1998                                         $           141,867    $           (198,543)

     Units exchanged for acquisitions                                              -                       -
     Adjustment for grants                                                         -                       -
     Net income                                                                    -                    95,278
     Contribution by Charles E. Smith Residential Realty, Inc.                 130,000                  30,625
     Proceeds from issuance of Preferred units                                     -                       -
     Conversion of Preferred units to Common units                             (20,367)                 20,367
     Offering costs                                                                -                    (4,837)
     Distributions                                                                 -                   (56,247)
     Other                                                                         -                     3,596
     Adjustment to reflect Other Limited Partners' Interest
         at redemption value                                                       -                    10,043
                                                                     ------------------       -------------------

Balance, December 31, 1999                                         $           251,500    $            (99,718)

     Units exchanged for acquisitions                                              -                       -
     Amortization of grants                                                        -                       -
     Net income                                                                    -                    55,967
     Contribution by Charles E. Smith Residential Realty, Inc.                     -                    21,638
     Distributions                                                                 -                   (52,491)
     Exercise of options                                                           -                     6,939
     Other                                                                         -                       (31)
     Adjustment to reflect Other Limited Partners' Interest
         at redemption value                                                       -                  (118,299)
                                                                     ------------------     -------------------

Balance, September 30, 2000 (Unaudited)                            $           251,500    $           (185,995)
                                                                     ==================     ===================


Units issued and outstanding at September 30, 2000                           6,833,449              21,808,230
                                                                     ==================     ===================

Units issued and outstanding at December 31, 1999                            6,833,449              20,673,039
                                                                     ==================     ===================


                                                                                  Other Limited
                                                                                Partners' Interest
                                                                    ------------------------------------------
                                                                                                Series H
                                                                          Common                Preferred
                                                                          Units                   Units
                                                                    ------------------     -------------------

Balance, December 31, 1998                                        $           426,258    $                -

     Units exchanged for acquisitions                                          42,426                     -
     Adjustment for grants                                                        762                     -
     Net income                                                                58,536                     -
     Contribution by Charles E. Smith Residential Realty, Inc.                    -                       -
     Proceeds from issuance of Preferred units                                    -                    45,000
     Conversion of Preferred units to Common units                                -                       -
     Offering costs                                                               -                       -
     Distributions                                                            (28,637)                    -
     Other                                                                        833                     -
     Adjustment to reflect Other Limited Partners' Interest
         at redemption value                                                  (10,043)                    -
                                                                      ------------------     -------------------

Balance, December 31, 1999                                        $           490,135    $             45,000

     Units exchanged for acquisitions                                           1,270                     -
     Amortization of grants                                                       761                     -
     Net income                                                                29,254                     -
     Contribution by Charles E. Smith Residential Realty, Inc.                    -                       -
     Distributions                                                            (22,626)                    -
     Exercise of options                                                          -                       -
     Other                                                                        -                       -
     Adjustment to reflect Other Limited Partners' Interest
         at redemption value                                                  118,299                     -

                                                                    ------------------     -------------------

Balance, September 30, 2000 (Unaudited)                           $           617,093    $             45,000
                                                                    ==================     ===================


Units issued and outstanding at September 30, 2000                         13,599,855               1,800,000
                                                                    ==================     ===================

Units issued and outstanding at December 31, 1999                          13,855,404               1,800,000
                                                                    ==================     ===================

       The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                                  For the Nine Months
                                                                                                  Ended September 30,
                                                                                       -----------------------------------------

                                                                                            2000                      1999
                                                                                       ---------------          ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                                $        133,472         $         110,590

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                                         (146,695)                 (236,106)
     Additions to rental property                                                             (42,633)                  (14,703)
     Disposition of rental property                                                                 -                    75,666
     Increase in investment in and advances to Property Service Businesses                    (32,467)                  (12,861)
     Increase in investment in unconsolidated properties                                       (9,921)                   (4,448)
     Acquisition deposits and other                                                            (4,160)                  (15,194)
                                                                                       ---------------          ----------------
                Net cash used in investing activities                                        (235,876)                 (207,646)
                                                                                       ---------------          ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Increase) decrease in deferred charges                                                   (2,986)                      920
     Proceeds from sale of preferred stock and units, net                                           -                   121,367
     Proceeds from sale of common stock, net                                                   21,638                         -
     Mortgage loans, net                                                                      211,034                    88,787
     Lines of credit, net                                                                     (66,000)                  (66,512)
     Construction loans, net                                                                   (3,631)                    9,902
     Prepayment penalties                                                                           -                    (1,038)
     Dividends and distributions - Common                                                     (57,484)                  (51,539)
     Dividends and distributions - Preferred                                                  (17,632)                   (8,744)
     Other, net                                                                                 6,908                     3,913
                                                                                       ---------------          ----------------
                Net cash provided by financing activities                                      91,847                    97,056
                                                                                       ---------------          ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (10,557)                        -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                                                -
                                                                                       ---------------          ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $        (10,557)        $               -
                                                                                       ===============          ================


SUPPLEMENTAL INFORMATION:
     Cash paid during the period for interest                                        $         59,557         $          47,215
     Capitalized interest                                                                       3,518                     6,247
     Purchase of property in exchange for Operating Partnership units                           1,270                    34,321
     Purchase of property in exchange for assumption of debt                                   10,233                    73,586
     Proceeds from sale of rental property held in escrow                                      40,997                    17,712
     Purchase of property with escrow proceeds                                                 40,124                    17,712
     Purchase of joint venture interest in exchange for Operating Partnership units                 -                     6,088


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. (As used herein, the term "Company" may also be used to mean Charles E. Smith Residential Realty L.P., or its sole general partner, Charles E. Smith Residential Realty, Inc., or both, unless the context indicates otherwise.) All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of September 30, 2000 and the results of operations for the interim periods ended September 30, 2000 and 1999. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

     The Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of September 30, 2000, the Operating Partnership owned 57 operating multifamily properties containing 26,687 apartment units (the "Properties"), had 480 units under construction at one owned site, had 226 units under construction at one site for which the Company owned substantially all of the economic interest, and had agreements to purchase 843 units at three additional sites. The Operating Partnership also had interests in three operating multifamily properties totaling 1,267 apartment units and in one property under construction totaling 630 units. In addition, the Operating Partnership owned one freestanding community retail shopping center aggregating 205,000 square feet. The Operating Partnership also owns substantially all of the economic interest in entities that provide multifamily property management and leasing, furnished corporate apartments, interior construction and construction management services, and engineering and technical services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its non-voting interest in the Property Service Businesses.

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

     In May 2000, the Company obtained a ten-year, $300 million secured line of credit from Freddie Mac. Borrowings under the line bear interest at a spread of 63 to 161 basis points over LIBOR depending on the Company's interest coverage ratio. Initial availability under the agreement was approximately $125 million, which can increase to $300 million with appreciation in value of the properties collateralizing the borrowings and/or with the addition of properties to the collateral pool. Loan costs of $0.9 million were capitalized in connection with this agreement. The Company made an initial draw of $60 million substantially all of which was used to repay a portion of its $185 million line of credit. The outstanding balance at September 30, 2000 was $6 million at an average interest rate of 7.25%.

     In June 2000, the Company decreased the commitment on its $185 million line of credit to $100 million, and decreased the commitment on its $100 million line of credit to $50 million.

     In June 2000, the Company also closed on four mortgage loans totaling $53.5 million. Each of the loans has a fixed interest rate of 7.92%. The loans require monthly payments of interest only through July 2010, at which time principal amortization begins using a 20-year amortization with a balloon payment due June 28, 2012. The loans are collateralized by four properties.

     In September 2000, the Company closed on three mortgage loans totaling $60.8 million. The loans each have a fixed interest rate of 7.61% and a 15-year term. The loans require payments of interest only for a minimum of ten years with a balloon payment due September 2015. All three loans are cross-defaulted and cross-collateralized.

     In September 2000, the Company converted $61.8 million of its $300 million line of credit to mortgage debt. The new mortgage has a fixed interest rate of 7.66% and a 14-year term. Payments of interest only are required for a minimum of ten years with a balloon payment due September 2014. The loan is collateralized by one property. With the conversion of this portion of the line of credit, the availability under the line decreased from $125.3 million to $63.5 million.

4.   INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES

     In June 2000, Consolidated Engineering Services, Inc. ("CES"), the Company's engineering and technical services unit, obtained a 6-month, $50 million acquisition line of credit from a bank group. The line, which is guaranteed by the Operating Partnership, bears interest at a selected London Interbank Offered Rate ("LIBOR") plus 75-to-120 basis points, depending upon the Operating Partnership's leverage ratio. As of September 30, 2000, CES had drawn $50.0 million on the line at an average interest rate of 7.69% to fund acquisition activities.

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

     In July 2000, CES purchased Betlem Service Corporation, a mechanical services company located in Rochester, New York. The purchase price of $4.6 million consisted of 35,898 shares of the Company's common stock (purchased by CES from the Company for $1.4 million) and cash of $3.2 million. CES funded the transaction through the Operating Partnership in exchange for a promissory note.

     In September 2000, CES purchased Aircond Corporation, the largest independent commercial and industrial heating, ventilating, and air conditioning company in the Southeast, headquartered in Atlanta, Georgia. The $25.4 million purchase price consisted of 219,361 shares of the Company's common stock (purchased by CES from the Company for approximately $9.2 million), and $16.2 million of cash. CES funded the transaction through the Operating Partnership in exchange for a promissory note and cash drawn on CES's line of credit.


5.   INVESTMENT IN UNCONSOLIDATED PROPERTIES

     In connection with the development of Stoneridge at University Center in Loudoun County, Virginia, SPH University Center LLC obtained a $31.0 million interest-only construction loan in May 2000 with interest at LIBOR plus 125 basis points, payable monthly, due May 10, 2003. As of September 30, 2000, the outstanding balance was $4.4 million.

6.   PREFERRED UNITS

     The following table reflects the Operating Partnership's issued and outstanding preferred units:

                                                                              September 30,        December 31,
                                                                                  2000                 1999
                                                                           -------------------   ---------------
                                                                                      (in thousands)
Series A Cumulative Convertible Redeemable Preferred Units,
       $0.01 par value; 2,640,325 units authorized; liquidation
       preference of $27.08; 2,640,325 units issued and
       outstanding at September 30, 2000 and December 31, 1999,
       respectively                                                        $    71,500           $    71,500


Series C Cumulative Redeemable Preferred Units, $0.01 par value;
       500 units authorized; liquidation preference of $100,000;
       500 units issued and outstanding at September 30, 2000
       and December 31, 1999, respectively                                      50,000                50,000


Series E Cumulative Convertible Redeemable Preferred Units,
       $0.01 par value; 684,931 units authorized; liquidation
       preference of $36.50; 684,931 units issued and outstanding
       at September 30, 2000 and December 31, 1999, respectively                25,000                25,000


Series F Cumulative Convertible Redeemable Preferred Units,
       $0.01 par value; 666,667 units authorized; liquidation
       preference of $37.50; 666,667 units issued and outstanding
       at September 30, 2000 and December 31, 1999, respectively                25,000                25,000


Series G Cumulative Convertible Redeemable Preferred Units,
       $0.01 par value; 641,026 units authorized; liquidation
       preference of $39.00; 641,026 units issued and outstanding
       at September 30, 2000 and December 31, 1999, respectively                25,000                25,000


Series H Cumulative Convertible Redeemable Preferred Units,
       $0.01 par value; 4,040,404 units authorized; liquidation
       preference of $25.00; 2,200,000 units issued and outstanding
       at September 30, 2000 and December 31, 1999, respectively               100,000               100,000
                                                                           -----------           -----------

                                                                           $   296,500           $   296,500
                                                                           ===========           ===========

7.   PER UNIT DATA

     Earnings per common unit of the Company for the three and nine months ended September 30, 2000 and 1999 is computed based on weighted average common units outstanding during the periods as follows (in millions):



                                                  Three Months Ended September 30,
                                           ------------------------------------------------
                                                  2000                         1999
                                           ---------------------       --------------------
                                           Basic         Diluted       Basic        Diluted
                                           -----         -------       -----        -------
Weighted Average Common Operating           35.2            38.6        33.4           36.3
   Partnership Units


                                                  Nine Months Ended September 30,
                                           -------------------------------------------------
                                                   2000                       1999
                                           ---------------------       ---------------------
                                           Basic         Diluted       Basic         Diluted
                                           -----         -------       -----         -------
Weighted Average Common Operating
  Partnership Units                         34.9            38.0        32.6            35.8

     A reconciliation of income (before extraordinary item) and units used to calculate basic and diluted earnings per unit for the three months ended September 30, 2000 and 1999 and nine months ended September 30, 2000 and 1999 follows:


                                                                                  Weighted           Per Unit
                                                           Income               Average Units         Amount
                                                        --------------          --------------      ----------
                                                        (In Thousands)          (In Thousands)
Three Months Ended September 30, 2000:
-------------------------------------
Income before extraordinary item                        $    29,593
Income attributable to Preferred Units                       (5,925)
                                                        -----------
Earnings per unit - Basic
    Income attributable to common unitholders
      before extraordinary item                         $    23,668                 35,176             $  0.67
Effect of dilutive securities:
    Preferred units - Series A                                1,452                  2,640               (0.01)
    Options                                                       -                    771               (0.01)
                                                        -----------               --------             -------

Earnings per unit - Diluted                             $    25,120                 38,587             $  0.65
                                                        ===========               ========             =======

Nine Months Ended September 30, 2000:
------------------------------------
Income before extraordinary item                        $    85,221
Income attributable to Preferred Units                      (17,776)
                                                        -----------
Earnings per unit - Basic
    Income attributable to common unitholders
      before extraordinary item                         $    67,445                 34,859             $  1.93
Effect of dilutive securities:
    Preferred units - Series A                                4,357                  2,640               (0.02)
    Options                                                       -                    526               (0.02)
                                                        -----------               --------             -------

Earnings per unit - Diluted                             $    71,802                 38,025             $  1.89
                                                        ===========               ========             ========

Three Months Ended September 30, 1999:
-------------------------------------
Income before extraordinary item                        $    28,472
Income attributable to Preferred Units                       (3,272)
                                                        -----------
Earnings per unit - Basic
    Income attributable to common unitholders
      before extraordinary item                         $    25,200                 33,413             $  0.75
Effect of dilutive securities:
    Preferred units - Series A                                1,452                  2,640               (0.02)
    Options                                                       -                    288               (0.00)
                                                        -----------               --------             -------

Earnings per unit - Diluted                             $    26,652                 36,341             $  0.73
                                                        ===========               ========             =======

Nine Months Ended September 30, 1999:
------------------------------------
Income before extraordinary item                        $    70,086
Income attributable to Preferred Units                       (8,028)
                                                        -----------
Earnings per unit - Basic
    Income attributable to common unitholders
      before extraordinary item                         $    62,058                 32,569             $  1.90
Effect of dilutive securities:
    Preferred units - Series A and B                          4,593                  2,979               (0.04)
    Options                                                       -                    207               (0.00)
                                                        -----------               --------             -------

Earnings per unit - Diluted                             $    66,651                 35,755             $  1.86
                                                        ===========               ========             =======

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

     The Company's fourth property segment is the Retail portfolio, which reflects results for the one free standing retail property owned as of September 30, 2000 and Worldgate Centre, which was sold in June 2000.

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

     Information concerning operations by segment for the three and nine months ended September 30, 2000 and 1999 was as follows (in thousands):

Property Segments


                                                       Three Months Ended                     Nine Months ended
                                                          September 30,                           September 30,
                                                    --------------------------          -----------------------------
                                                       2000             1999                2000              1999
                                                    ------------  ------------          -----------      ------------
Net Operating Income
--------------------

     Core Portfolio                                $    40,421       $  36,266          $   119,782      $   108,875
     Acquisition/Disposition Portfolio                  13,846           7,328               36,398           14,929
     Development Portfolio                               5,097           1,288               13,012            2,999
     Retail Portfolio                                      424           1,603                3,583            5,079
                                                   ------------      ---------          -----------       ----------

           Consolidated Total                           59,788          46,485              172,775          131,882

     Depreciation and Amortization                     (11,531)         (8,363)             (32,993)         (24,304)
     Equity in Income of Unconsolidated Properties         524             347                1,849              677
     Equity in Income of Property Service
        Businesses                                       2,890           2,127                5,045            3,255
     Corporate General and Administrative Expenses      (2,810)         (2,156)              (8,507)          (6,785)
     Net interest expense                              (19,268)        (15,182)             (57,109)         (41,704)
                                                   -----------       ---------          -----------       ----------

           Income before Gain on Sale and
           Extraordinary Item                      $    29,593       $  23,258          $    81,060       $   63,021
                                                   ===========       =========          ============      ==========

Revenues
--------

     Core Portfolio                                $    66,227       $  61,260          $   192,063       $  178,891
     Acquisition/Disposition Portfolio                  23,300          12,428               63,685           25,884
     Development Portfolio                               8,424           3,049               20,997            6,421
     Retail Portfolio                                      791           2,457                5,567            7,553
                                                   -----------       ---------          -----------       ----------

           Consolidated Total                      $    98,742       $  79,194          $   282,312       $  218,749
                                                   ===========       =========          ===========       ==========

Real Estate Assets, gross
-------------------------

     Core Portfolio                                                                     $ 1,098,345       $ 902,902
     Acquisition/Disposition Portfolio                                                      600,340         435,494
     Development Portfolio                                                                  272,924         216,617
     Retail Portfolio                                                                        15,148          60,051
                                                                                        -----------      ----------
           Subtotal                                                                       1,986,757       1,615,064
     Accumulated depreciation                                                              (262,189)       (249,788)
                                                                                        -----------      ----------

           Consolidated Total, Net                                                      $ 1,724,568      $1,365,276
                                                                                        ===========      ==========

Property Service Business Segment


                                                Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                            ------------------------    -------------------------

                                               2000         1999            2000          1999
                                            ----------   ----------     -----------    -----------
     Funds from Operations                  $    2,918   $   2,233      $     5,288    $    3,577

     Revenues                                   74,971      37,462          182,897        96,157

     Depreciation/Amortization                   1,486         645            4,326         1,604


9.   SUBSEQUENT EVENTS

     On October 25, 2000, the Company acquired Harbour House, an 804-unit, high-rise apartment property located on a 10.6 acre, oceanfront site in Southeast Florida. The property consists of two 14-story towers constructed in 1962 and 1964, respectively, with luxury amenities and direct beachfront access. The purchase price of $94.3 million was funded through draws on the Company's line of credit. The Company plans to invest an additional $25 to $45 million over the next several years, depending upon the incremental return on investment, to upgrade and reposition the property.

     In October 2000, the Company purchased an ownership interest in Broadband Residential, Inc., a telecommunications company managed and owned by a consortium of multifamily real estate companies and focused on developing high-speed data, video and voice solutions for the multifamily industry. The Company also agreed to provide Broadband Residential with access and exclusive marketing and licensing rights for data, video and voice communications to 29,046 of the Company's apartment units, subject to present contractual obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and nine months ended September 30, 2000 and 1999 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. (As used herein, the term "Company" may also be used to mean Charles E. Smith Residential Realty L.P., or its sole general partner, Charles E. Smith Residential Realty, Inc., or both, unless the context indicates otherwise.)


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

Rental Revenue

     Average revenue per apartment unit for the Company's core multifamily properties increased approximately 8.1% in the third quarter of 2000 as compared with 1999.

     A schedule of portfolio statistics follows:

                     CHARLES E. SMITH RESIDENTIAL REALTY LP
--------------------------------------------------------------------------------
                        Residential Portfolio Statistics
                    For the Quarter Ended September 30, 2000



                                                                         Average
                                                        Apartment        Sq. Ft.          GOI
Property                                     Type         Units          Per Unit       QTD 00
--------                                     ----         -----          --------     ---------
                                                                                       (in 000s)
CORE RESIDENTIAL PORTFOLIO

Washington, D.C.
    1841 Columbia Road                   Mid-rise               115            635       $    392
    2501 Porter Street                   High-rise              202            757          1,093
    Albemarle                            High-rise              235          1,122          1,040
    Calvert-Woodley                      High-rise              136            909            572
    Car Barn                             Garden                 196            959            621
    Cleveland House                      High-rise              216            897            915
    Connecticut Heights                  High-rise              519            656          1,720
    Corcoran House                       High-rise              138            528            441
    Statesman                            High-rise              281            593            835
    Van Ness South                       High-rise              625            957          2,459
    The Kenmore                          High-rise              376            715          1,066
    Tunlaw Gardens                       Garden                 167            850            494
    Tunlaw Park                          Mid-rise               120            855            485
                                                          ---------      ---------      ---------
                                                              3,326            808       $ 12,133
Northern Virginia
    Crystal City
    ------------
    The Bennington                       High-rise              348            798          1,227
    Crystal House I                      High-rise              426            896          1,491
    Crystal House II                     High-rise              402            896          1,343
    Crystal Square                       High-rise              378          1,080          1,516
    Crystal Place                        High-rise              180            915            790
    Gateway Place                        High-rise              162            828          1,021
    Water Park Towers                    High-rise              360            959          1,771
    Crystal Plaza                        High-rise              540          1,124          2,288
    Crystal Towers                       High-rise              912          1,118          3,579
    Parc Vista                           High-rise              299            770          1,381
                                                          ---------      ---------      ---------
                                                              4,007            980       $ 16,407
    Rosslyn/Ballston
    ----------------
    Courthouse Plaza                     High-rise              396            838          1,845
    Lincoln Towers                       High-rise              714            878          3,376
                                                          ---------      ---------      ---------
                                                              1,110            864       $  5,221
    Tysons/Dulles
    -------------
    Charter Oak                          Garden                 262          1,098            876
    Oaks of Tysons                       Garden                 218            967            860
    Bedford Village                      Garden                 752          1,098          2,498
    Patriot Village                      Garden               1,065          1,149          3,362
    Westerly at Worldgate                Garden                 320            921          1,276
                                                          ---------      ---------      ---------
                                                              2,617          1,086       $  8,872
    Other
    -----
    Arlington Overlook                   Mid-rise               711            877          2,061
    Berkeley                             Mid-rise               138            809            345
    Boulevard of Old Town                Garden                 159            672            456
    Columbia Crossing                    Garden                 247            977            980
    Concord Village                      Garden                 531            925          1,503
    Newport Village                      Garden                 937          1,060          2,904
    Orleans Village                      Garden                 851          1,015          2,437
    Skyline Towers                       High-rise              940          1,107          3,154
                                                          ---------      ---------      ---------
                                                              4,514            991       $ 13,840
Boston/Chicago
    2000 Commonwealth                    High-rise              188            862          1,096
    One East Delaware                    High-rise              306            704          2,021
    McClurg Court                        High-rise            1,075            732          4,754
    Cronin's Landing                     Mid-rise               281          1,062          1,883
                                                          ---------      ---------      ---------
                                                              1,850            791       $  9,754
                                                          ---------      ---------      ---------
                                                             17,424            938       $ 66,227
                                                          ---------      ---------      ---------


                                          Monthly            %                              %
                                            GOI            Change                         Change
                                          Per Unit          From         Occupancy         From
Property                                   QTD 00          QTD 99         QTD 00          QTD 99
--------                                 ---------         ------         ------          ------
CORE RESIDENTIAL PORTFOLIO

Washington, D.C.
    1841 Columbia Road                       $ 1,137           5.4%           99.6%          -0.2%
    2501 Porter Street                         1,804           9.0%           97.3%          -2.6%
    Albemarle                                  1,476          12.1%           97.1%           0.7%
    Calvert-Woodley                            1,403           8.1%           97.9%          -1.1%
    Car Barn                                   1,056          10.4%           98.0%          -1.3%
    Cleveland House                            1,412          11.1%           96.0%          -1.7%
    Connecticut Heights                        1,105          12.7%           97.6%           0.8%
    Corcoran House                             1,066          17.5%           98.6%           1.0%
    Statesman                                    990          15.7%           98.4%           3.5%
    Van Ness South                             1,311           9.4%           98.1%          -0.4%
    The Kenmore                                  945          11.9%           98.9%           0.4%
    Tunlaw Gardens                               985          13.9%           97.2%           0.1%
    Tunlaw Park                                1,347          12.7%           98.4%           1.6%
                                            --------      --------        --------       --------
                                             $ 1,216          11.3%           97.8%          -0.1%
Northern Virginia
    Crystal City
    ------------
    The Bennington                             1,175           3.1%           97.5%           0.6%
    Crystal House I                            1,167           4.9%           96.7%          -1.4%
    Crystal House II                           1,114           5.3%           96.8%          -1.6%
    Crystal Square                             1,337           6.5%           99.0%          -0.3%
    Crystal Place                              1,464           5.0%           99.1%           1.2%
    Gateway Place                              2,102          19.2%           88.5%          -4.5%
    Water Park Towers                          1,640           7.2%           96.0%           0.1%
    Crystal Plaza                              1,412           5.9%           98.6%          -0.3%
    Crystal Towers                             1,308           6.3%           98.2%          -0.7%
    Parc Vista                                 1,539           1.5%           92.5%          -5.4%
                                            --------      --------        --------       --------
                                             $ 1,365           6.1%           96.9%          -1.1%
    Rosslyn/Ballston
    ----------------
    Courthouse Plaza                           1,553           9.5%           94.0%          -6.0%
    Lincoln Towers                             1,576          10.2%           97.1%          -0.6%
                                            --------      --------        --------       --------
                                             $ 1,568           9.9%           96.0%          -2.9%
    Tysons/Dulles
    -------------
    Charter Oak                                1,115           7.6%           96.0%          -0.6%
    Oaks of Tysons                             1,316          21.6%           96.2%           0.1%
    Bedford Village                            1,107           9.7%           97.0%          -0.7%
    Patriot Village                            1,052           7.6%           97.4%          -0.8%
    Westerly at Worldgate                      1,328           9.6%           96.8%          -0.8%
                                            --------      --------        --------       --------
                                             $ 1,130           9.7%           97.0%          -0.4%
    Other
    -----
    Arlington Overlook                           966           9.4%           96.4%          -1.1%
    Berkeley                                     834           7.0%           98.4%           2.1%
    Boulevard of Old Town                        955           5.3%           96.6%           0.0%
    Columbia Crossing                          1,322           9.6%           98.9%           0.5%
    Concord Village                              943           6.6%           97.4%           0.6%
    Newport Village                            1,033           6.1%           97.6%          -0.9%
    Orleans Village                              954           6.0%           98.6%           1.4%
    Skyline Towers                             1,118           4.8%           98.0%           0.8%
                                            --------      --------        --------       --------
                                             $ 1,022           6.5%           97.7%           0.2%
Boston/Chicago
    2000 Commonwealth                          1,944           6.7%           98.3%           1.7%
    One East Delaware                          2,201           7.9%           98.1%          -0.6%
    McClurg Court                              1,474           7.0%           97.4%           1.2%
    Cronin's Landing                           2,234           7.5%           98.6%          -0.1%
                                            --------      --------        --------       --------
                                             $ 1,758           7.3%           97.9%           0.7%
                                            --------      --------        --------       --------
                                             $ 1,267           8.1%           97.3%          -0.4%
                                            --------      --------        --------       --------


                                                                                                            Monthly
                                                                                 Average                      GOI
                                                                   Apartment     Sq. Ft.        GOI        Per Unit
Property                                            Type             Units       Per Unit     QTD 00        QTD 00
--------                                            ----             -----       --------   ---------     ---------
                                                                                            (in 000s)
ACQUISITION PORTFOLIO

    1999
    ----
    Buchanan House (Crystal City, VA)        High-rise                    442       1,173   $     2,159      $ 1,628
    Park Lincoln (Chicago, IL)               High-rise                    139         581           527        1,264
    Terrace (Chicago, IL)                    Garden                       427         814         1,122          876
    The Consulate (Washington, DC)           High-rise                    269         828         1,117        1,384
    Countryside (Chicago, IL)                Garden                       720         872         2,084          965
    Stonegate (Chicago, IL)                  Garden                     1,158         581         2,532          729
    Forte Towers (S.E. Florida)              High-rise                  1,339         772         3,335          830
    Ocean View at Aventura (S.E. Florida)    High-rise                  1,199       1,080         3,404          946

    2000
    ----
    Ocean View at Sunset Pointe-North
        (S.E. Florida)                       High-rise                    527         987         1,520          961
    Ocean View at Sunset Pointe-South
        (S.E. Florida)                       High-rise                    943         995         2,754          973
    Dearborn Place (Chicago, IL)             High-rise                    185         706         1,022        1,841
    Reston Landing (Tysons/Dulles, VA)       Garden                       400         995         1,672        1,394
                                                                   ----------    --------   -----------
                                                                        7,748         876   $    23,248

DEVELOPMENT PORTFOLIO

    Courthouse Place (Rosslyn/Ballston, VA)  High-rise                    564         850   $     2,528      $ 1,494
    One Superior Place (Chicago, IL)         High-rise                    809         729         5,083        2,094
    Park Connecticut (Washington, DC)        High-rise                    142         915           813          N/A
    Alban Towers (Washington, DC)(1)         Mid-rise                     226         N/A           N/A          N/A
    Park Millennium (Chicago, IL)(1)         High-rise                    480         N/A           N/A          N/A
                                                                   ----------               -----------
                                                                        2,221               $     8,424
                                                                   ----------               -----------

ALL RESIDENTIAL PROPERTIES                                             27,393               $    97,899
                                                                   ==========               ===========


PARTIALLY-OWNED PORTFOLIO
-------------------------

    Renaissance (25% owned)                  High-rise                    330         984   $     1,335      $ 1,348
    Springfield Station (48% owned)          Garden/Mid-rise              631         909         2,230        1,178
    Brandywine (25% owned)                   High-rise                    306       1,009         1,264        1,277
    Stoneridge at University Center
      (40% owned)(1)                         Garden                       630         N/A           188          N/A
                                                                   ----------               -----------

                                                                        1,897               $     5,017
                                                                   ==========               ===========


                                                 %                        %
                                              Change                    Change
                                               From      Occupancy       From
Property                                      QTD 99       QTD 00       QTD 99
--------                                      ------       ------       ------
ACQUISITION PORTFOLIO

    1999
    ----
    Buchanan House (Crystal City, VA)              N/A        98.5%         N/A
    Park Lincoln (Chicago, IL)                     N/A        98.0%         N/A
    Terrace (Chicago, IL)                          N/A        94.9%         N/A
    The Consulate (Washington, DC)                 N/A        96.3%         N/A
    Countryside (Chicago, IL)                      N/A        94.3%         N/A
    Stonegate (Chicago, IL)                        N/A        92.9%         N/A
    Forte Towers (S.E. Florida)                    N/A        95.1%         N/A
    Ocean View at Aventura (S.E. Florida)          N/A        94.5%         N/A

    2000
    ----
    Ocean View at Sunset Pointe-North
        (S.E. Florida)                             N/A        92.5%         N/A
    Ocean View at Sunset Pointe-South
        (S.E. Florida)                             N/A        93.2%         N/A
    Dearborn Place (Chicago, IL)                   N/A        98.2%         N/A
    Reston Landing (Tysons/Dulles, VA)             N/A        98.2%         N/A



DEVELOPMENT PORTFOLIO

    Courthouse Place (Rosslyn/Ballston, VA)        N/A        99.1%         N/A
    One Superior Place (Chicago, IL)               N/A        99.9%         N/A
    Park Connecticut (Washington, DC)              N/A          N/A         N/A
    Alban Towers (Washington, DC)(1)               N/A          N/A         N/A
    Park Millennium (Chicago, IL)(1)               N/A          N/A         N/A



ALL RESIDENTIAL PROPERTIES


PARTIALLY-OWNED PORTFOLIO
-------------------------

    Renaissance (25% owned)                       8.6%        98.7%        0.3%
    Springfield Station (48% owned)                N/A        97.4%         N/A
    Brandywine (25% owned)                         N/A        98.5%         N/A
    Stoneridge at University Center
      (40% owned)(1)                               N/A          N/A         N/A

(1) Property is currently under construction.

RENTAL PROPERTIES

     Revenues, expenses and income from the multifamily and retail properties for the three and nine months ended September 30, 2000 and 1999 were as follows (in thousands):


                                                       Three Months Ended                Nine Months Ended
                                                         September 30,                    September 30,
                                                 ------------------------------    ----------------------------

                                                      2000             1999(2)          2000            1999(2)
                                                 --------------   -------------    -------------   ------------
Core Portfolio(1)
     Revenues                                    $    66,227      $    61,260      $  192,063      $   178,891
     Expenses                                        (25,806)         (24,994)        (72,281)         (70,016)
                                                 -----------      -----------      ----------      -----------

     Income before depreciation                  $    40,421      $    36,266      $  119,782      $   108,875
                                                 ===========      ===========      ==========      ===========

Acquisitions/Disposition Portfolio
     Revenues                                    $    23,300      $    12,428      $   63,685      $    25,884
     Expenses                                         (9,454)          (5,100)        (27,287)         (10,955)
                                                 -----------      -----------      ----------      -----------

     Income before depreciation                  $    13,846      $     7,328      $   36,398      $    14,929
                                                 ===========      ===========      ==========      ===========

Development Portfolio
     Revenues                                    $     8,424      $     3,049      $   20,997      $     6,421
     Expenses                                         (3,327)          (1,761)         (7,985)          (3,422)
                                                 -----------      -----------      ----------      -----------

     Income before depreciation                  $     5,097      $     1,288      $   13,012      $     2,999
                                                 ===========      ===========      ==========      ===========

Retail Portfolio
     Revenues                                    $       791      $     2,457      $    5,567      $     7,553
     Expenses                                           (367)            (854)         (1,984)          (2,474)
                                                 ------------     -----------      -----------     ------------

     Income before depreciation                  $       424      $     1,603      $    3,583      $     5,079
                                                 ===========      ===========      ===========     ===========

Total Rental Properties
     Revenues                                    $    98,742      $    79,194      $  282,312      $   218,749
     Expenses                                        (38,954)         (32,709)       (109,537)         (86,867)
     Depreciation                                    (11,531)          (8,363)        (32,993)         (24,304)
                                                 -----------      -----------      ----------      -----------

     Income from Rental Properties               $    48,257      $    38,122      $  139,782      $   107,578
                                                 ===========      ===========      ==========      ===========


(1) Represents properties owned as of December 31, 1998.
(2) Prior year amounts have been reclassified to conform with current year presentation.

PROPERTY SERVICE BUSINESSES

     Revenues, expenses and income from the Property Service Businesses for the three and nine months ended September 30, 2000 and 1999 were as follows (in thousands):


                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
                                                 -------------------------------     ------------------------------

                                                      2000             1999              2000              1999
                                                 --------------   --------------     -------------   --------------
Total Property Service Businesses
     Revenues                                    $    74,971      $    37,462        $  182,897      $      96,157
     Expenses                                        (70,595)         (34,690)         (173,526)           (91,298)
     Depreciation/Amortization                        (1,486)            (645)           (4,326)            (1,604)
                                                 -----------      -----------        ----------      -------------

Income from Property Service Businesses          $     2,890      $     2,127        $    5,045      $       3,255
                                                 ===========      ===========        ==========      =============


RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2000 to Three Months Ended September 30, 1999.

     Summary. Net income of the Operating Partnership increased $0.2 million, or 3.9%, from $28.5 million for the three months ended September 30, 1999 to $29.6 million for the three months ended September 30, 2000. Funds from Operations ("FFO") of the Operating Partnership increased $10.4 million, or 34.4%, from $30.1 million to $40.5 million during the same period. The increases in FFO are primarily attributable to net operating income growth of 11.5% on the core portfolio and contributions from acquired and developed properties.

     Rental Properties. Revenue from all rental properties increased $19.5 million, or 24.7%, from $79.2 million for the three months ended September 30, 1999 to $98.7 million for the three months ended September 30, 2000. Operating expenses from all rental operations increased $6.3 million, or 19.1%, from $32.7 million during the third quarter of 1999 to $39.0 million during the current quarter.

     Core Portfolio. Revenue from the core portfolio increased $5.0 million, or 8.1%, over the prior year period resulting in average monthly revenue per apartment unit of $1,267. This was primarily due to continued strong demand in all submarkets, which allowed management to continue to aggressively raise rents. In addition, the Company has been actively pursuing a selective kitchen and/or bath renovation program, particularly in the Washington, D.C. submarket, which has significantly enhanced its ability to increase rents. Management estimates the return on such investments at a minimum of 15%. Overall, rent potential increased 7.8% during the quarter as compared to prior years. However, this was partly offset by a slight decrease in occupancy. Average economic occupancy for the core portfolio was 97.3% for the three months ended September 30,

2000 compared to 97.7% for the comparable prior year. Expenses for the core portfolio increased $0.8 million, or 3.2%, due primarily to higher real estate taxes and wages partly offset by lower utility costs due to a mild summer.

     Acquisition/Disposition Portfolio. The acquisition properties (defined as properties acquired subsequent to December 31, 1998) and the residential disposition properties contributed approximately 56%, or $10.9 million, of the total rental revenue increase and approximately $4.4 million of the total rental expense increase. Results for the third quarter of 1999 reflect six acquisitions and six disposition properties totaling 5,010 apartment units. Results for the third quarter of 2000 reflect twelve acquisition properties and no dispositions totaling 7,748 apartment units.

     Development Portfolio. Courthouse Place reached stabilized occupancy in September 1999 and produced net operating income of $1.8 million for the current quarter, compared to $1.5 million in the prior year quarter.

     One Superior Place reached stabilized occupancy in June 2000 and produced net operating income of $2.9 million for the current quarter compared to a $0.2 million loss in the prior year quarter.

     Park Connecticut reached stabilized occupancy in October 2000 and produced net operating income of $0.3 million for the period. The property was not operational during the prior year quarter.

     Property Service Businesses. The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses.

     Income from Property Service Businesses increased $0.8 million in the third quarter of 2000 compared to the prior year quarter. This was primarily due to Consolidated Engineering Services, Inc. and affiliates as a result of both internal growth and the acquisition of four businesses in late 1999 and four businesses during 2000.

     Other. Corporate general and administrative expenses increased 30.3% over the prior year quarter due primarily to higher management costs associated with geographic expansion as well as higher incentive compensation costs associated with the Company's results for the quarter. Net interest expense increased $4.1 million during the quarter, or 26.9%, due to additional debt related to acquisitions, lower capitalized interest on development properties and an increase of 30 basis points in the Company's weighted average borrowing rate as compared to the prior year.

Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 1999.

     Summary. Net income of the Operating Partnership increased $15.5 million, or 22.2%, from $69.7 million for the nine months ended September 30, 1999 to $85.2 million for the nine months ended September 30, 2000. Funds from Operations ("FFO") of the Operating Partnership increased $20.4 million, or 24.3%, from $84.2 million to $104.6 million during the same period

     Rental Properties. Revenue from all rental properties increased $63.6 million, or 29.1%, from $218.7 million for the nine months ended September 30, 1999 to $282.3 million for the nine months ended September 30, 2000. Operating expenses from all rental operations increased $22.6 million, or 26.1% from $86.9 million during the first nine months of 1999 to $109.5 million during the current period.

     Core Portfolio. Revenue from the core portfolio increased $13.2 million, or 7.4%, over the prior year period resulting in average monthly revenue per apartment unit of $1,225. This was primarily due to continued strong demand in all submarkets, particularly northwest Washington, D.C. Approximately 13% of this growth is attributable to the Company's kitchen and bath renovation program. Average economic occupancy for the core portfolio was 97.5% for the nine months ended September 30, 2000 compared to 97.2% for the comparable prior year. Expenses for the core portfolio increased $2.3 million, or 3.2%, due primarily to expected increases in real estate taxes and higher wages due to additional staffing at the properties, offset by utility savings due to mild weather during the year.

     Acquisition/Disposition Portfolio. The acquisition properties (defined as properties acquired subsequent to December 31, 1998) and disposition properties contributed approximately 60%, or $37.8 million, of the total rental revenue increase and approximately $16.3 million of the total rental expense increase.

     Development Portfolio. In June 1999, Courthouse Place completed delivery of its 564 units. The property reached stabilized occupancy in September 1999 and produced net operating income of $5.5 million for the current period, compared to $2.5 million in the prior year period.

     In June 2000, One Superior Place completed delivery of its 809 units. The property reached stabilized occupancy in June 2000 and produced net operating income of $7.4 million for the current period compared to a $0.2 million loss in the prior year period.

     Park Connecticut delivered initial units in March 2000 with final delivery of its 142 units as of June 30, 2000. The property reached stabilized occupancy in October 2000 and produced net operating income of $0.2 million for the period.

     Property Service Businesses. The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses.

     Income from Property Service Businesses increased $1.8 million in the first nine months of 2000 compared to the prior year period. This was primarily due to contributions from Smith Management Construction and Consolidated Engineering Services, Inc. ("CES") of $0.5 million and $2.3 million, respectively. CES's growth is primarily due to internal and external acquisitions and expansion. These increases were partially offset by a decrease of $0.8 million for Smith Realty Company and Smith Corporate Living. This is primarily due to increased personnel costs and the sale in 1999 of the retail management business for Smith Realty Company, as well as weakness in the Chicago corporate furnished apartment business for Smith Corporate Living.

     Partially-Owned Portfolio. The Company's share of income from the partially-owned portfolio totaled $1.9 million and $0.7 million for the nine months ended September 30, 2000 and 1999, respectively. The increase is primarily due to the fact that three of the properties were acquired as joint venture interests in mid-1999.

     Other. Corporate general and administrative expenses increased 25.4% compared to the prior year period due primarily to higher personnel and technology related costs particularly related to geographic expansion. Net interest expense increased $15.4 million during the period, or 36.9%, primarily due to additional debt related to acquisitions and development as well as higher borrowing rates.


LIQUIDITY AND CAPITAL RESOURCES

     Summary. Net cash flow provided by operating activities increased $22.9 million from $110.6 million for the nine months ended September 30, 1999 to $133.5 million for the nine months ended September 30, 2000. That increase was due primarily to an increase of $27.7 million in property operating income.

     Net cash flow of $235.9 million was used by investment activities during the nine months ended September 30, 2000 compared to $207.6 million during the comparable prior year period. Approximately $27.9 million of the increase is due to an increase in capital expenditures. Although cash acquisition and development activity decreased $69.4 million during the current year, this was offset by two cash property sales in which contributed $75.7 million in net cash flows in 1999.

     Net cash flows provided by financing activities were $91.8 million for the nine months ended September 30, 2000, primarily comprised of $141.4 million of net borrowings against the properties, lines of credit, and construction loans, and $21.6 million of net cash proceeds from the sale of common stock, offset by a $75.1 million cash outflow for dividends and distributions. The Company declared a dividend of $0.585 per share for the third quarter of 2000; an increase of 6.4% over the $0.55 per share dividend paid for each of the first two quarters of 2000. On an annualized basis, the Company's dividend is now $2.34 per share. Net cash flows provided by financing activities of $97.1 million in the comparable prior year period primarily consisted of $121.4 million of net cash proceeds from the sale of preferred stock and units, offset by a $60.3 million cash outflow for dividends and distributions.

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

     Funds from Operations for the three and nine months ended September 30, 2000 and 1999 are computed as follows (in thousands):


                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,
                                                 -------------------------------     -----------------------------

                                                      2000              1999               2000            1999
                                                 --------------   --------------     --------------  -------------

Net Income of the Operating Partnership          $    29,593      $    28,472        $   85,221      $    69,727

Preferred dividends                                     (989)          (1,820)          (10,513)          (3,808)
Depreciation of real property                         11,531            8,363            32,993           24,304
Depreciation from unconsolidated properties              240              205               718              328
Amortization of goodwill                                 110              106               325              322
Gain on sale of property                                  --           (5,214)           (4,161)          (7,065)
Extraordinary item                                        --              --                 --              359
                                                 -----------      -----------        ----------      -----------

Funds from Operations of the Operating
     Partnership                                 $    40,485      $    30,112        $  104,583      $    84,167
                                                 ===========      ===========        ==========      ===========


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

     On October 25, 2000, the Company acquired Harbour House, an 804-unit, high-rise apartment property located on a 10.6 acre, oceanfront site in Southeast Florida. The property consists of two 14-story towers constructed in 1962 and 1964, respectively, with luxury amenities and direct beachfront access. The purchase price of $94.3 million was funded through draws on the Company's line of credit. The Company plans to invest an additional $25 to $45 million over the next several years, depending upon the incremental return on investment, to upgrade and reposition the property.

Development

     As of September 30, 2000, the Company had the following properties under construction:


                         Number      Units         Initial        Estimated      Estimated         Estimated
                        of Units   Delivered       Delivery       Completion   Stabilization         Cost
                        --------   ---------       --------       ----------   -------------      ------------
                                                                                                  (in millions)
Stoneridge at
University Center
  (Tysons/Dulles)(1)       630          110        June 2000        Q3, 2001       Q1, 2002        $       66
Alban Towers
  (Washington, DC)(2)      226          N/A         Q2, 2001        Q3, 2001       Q4, 2001                58
Park Millennium
  (Chicago, IL)            480          N/A         Q2, 2002        Q4, 2002       Q1, 2003               106
                        ------         ----                                                        ----------
                         1,336          110                                                        $      230
                        ======         ====                                                        ==========



(1) The Company has a 40% ownership interest.
(2) The Company owns substantially all of the economic interest.

Commitments

     As of September 30, 2000, the Company had executed contracts to purchase multifamily properties under construction as follows:


                                         Number         Estimated            Purchase           Estimated
                                         of Units       Completion              Date              Cost
                                        ---------       ----------          ------------       ------------
                                                                                               (in millions)
     New River Village
        (Ft. Lauderdale, FL)              240            Q4, 2000           Q4, 2000            $   34
     Wilson Boulevard
        (Rosslyn/Ballston)                220            Q4, 2000           Q4, 2000                30
     Ballston Place
           (Rosslyn/Ballston)             383            Q2, 2001           Q4, 2001                54
                                        -----                                                   -------

                                          843                                                   $  118
                                        =====                                                   =======


     These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. As of September 30, 2000, the Company had posted two letters-of-credit totaling $10.8 million in accordance with two of the contracts each to be drawn only in the event the Company defaults on its contractual obligation to purchase the completed asset.

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

     In September 2000, the Company closed on three mortgage loans totaling $60.8 million. The loans each have a fixed interest rate of 7.61% and a 15-year term. The loans require payments of interest only for a minimum of ten years with a balloon payment due September 2015. All three loans are cross-defaulted and cross-collateralized.

     In September 2000, the Company converted $61.8 million of its $300 million line of credit to mortgage debt. The new mortgage has a fixed interest rate of 7.66% and a 14-year term. Payments of interest only are required for a minimum of ten years with a balloon payment due September 2014. The loan is collateralized by one property. With the conversion of this portion of the line of credit, the availability under the line decreased from $125.3 million to $63.5 million.

     As of September 30, 2000, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.33%, as follows:


                                                   Dollars in          % of
                                                   Thousands           Total
                                                   ---------           -----

              Fixed Rate Debt:
                 Mortgages                         $ 1,038,545         92.6%
              Variable Rate Debt:
                 $300M Line of Credit                    6,000          0.5%
                 $100M Line of Credit                       --          0.0%
                 $50M Line of Credit                        --          0.0%
                 Construction Loans                     76,414          6.9%
                                                   -----------        ------
                                                   $ 1,120,959        100.0%
                                                   ===========        ======


     As of September 30, 2000, the Company had $228.6 million of unused borrowing capacity on lines of credit and construction loans. (Unused borrowing capacity includes $57.5 million from the $300 million line, which reflects the borrowing capacity currently available under the line of $63.5 million, less $6 million used at September 30, 2000.) Amounts outstanding under lines of credit averaged $108.4 million for the nine months ended September 30, 2000 compared to $84.6 million for the nine months ended September 30, 1999.

     In connection with the development of Stoneridge at University Center in Loudoun County, Virginia (a 40%-owned property), SPH University Center LLC obtained a $31.0 million interest-only construction loan in May 2000 with interest at LIBOR plus 125 basis points, payable monthly, due May 10, 2003. As of September 30, 2000, the outstanding balance on the loan was $4.4 million.

     As of September 30, 2000, the Company's Debt to Total Market Capitalization Ratio was 36.1% (based on 21.8 million common shares, 7.2 million convertible preferred shares and units, and 13.6 million partnership units outstanding at a common stock price of $45.375, and $50 million of perpetual preferred stock) versus 38.6% as of December 31, 1999 and 38.8% as of September 30, 1999.

     The Company's Interest Coverage Ratio, excluding gains on sales and extraordinary items, for the nine months ended September 30, 2000 was 3.32 to 1 compared to 3.18 to 1 for the comparable prior year period.

Capital Expenditures


     For the nine months ended September 30, 2000, total capital improvements were $42.6 million, of which $25.3 million were for the core portfolio. Approximately 63% of the capital expenditures on the core portfolio in 2000 are considered by management to be non-recurring, repositioning improvements which directly result in higher revenues. These expenditures are primarily for the kitchen and bath renovation program which management estimates generates a 15% return. The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate revenues and are considered more recurring in nature and non-discretionary. A summary of core capital expenditures for the period follows:


                                                                               Number          Average
                                                              Total $            of             Cost
                                                              Spent            Units          Per Unit
                                                          --------------      --------        ----------
                                                          (In Thousands)
         Expenditure Type
         ----------------
         Core Repositioning
                Kitchen/Bath                                $  15,006            1,261         $  11,892
                Washer/Dryer                                      885              276             3,206
                                                            ---------
         Total Core Repositioning                           $  15,891

         Recurring Improvements                                 9,421           17,424         $     541
                                                            ---------


         Total Capital Expenditures - Core Portfolio        $  25,312
                                                            =========


Year 2000

     The Company did not experience any malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact on its on-going business as a result of the "Year 2000 Issue".

                                     PART II


Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              On September 14, 2000, the Company issued 219,361 unregistered shares of Class A Common Stock of the Company for $9,200,000 or $41.94 per share, to CES pursuant to a Common Stock Purchase Agreement between CES and the Company dated September 14, 2000. CES subsequently transferred these shares in exchange for shares of Aircond Corporation, a Georgia corporation, in a cash and securities acquisition of a 100% interest in that corporation.

              The Company believes that the shares described above were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D.

Item 3.       Defaults on Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              None


Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits:

                    None

              (b)   Reports on form 8-K:

                    A Form 8-K dated October 25, 2000 was filed on November 9, 2000 to report the Company's acquisition of Harbour House located in Southeast Florida.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CHARLES E. SMITH RESIDENTIAL REALTY L.P.

November 13, 2000         By:  Charles E. Smith Residential Realty, Inc.,
                               its General Partner

                          By:  /s/   W. D. Minami
                               -----------------------------
                               W. D. Minami
                               Executive Vice President, Chief Operating Officer and Chief Financial Officer
                               Charles E. Smith Residential Realty L.P.
                               (on behalf of the Registrant and as Principal Financial Officer)

                          By:  /s/  Steven E. Gulley
                               -----------------------------
                               Steven E. Gulley
                               Chief Accounting Officer
                               Charles E. Smith Residential Realty, Inc.