Form 10-Q
period 2001-03-31
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 2001-05-04
CIK 906785

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ___________________
                                   FORM 10-Q

               X Quarterly Report Pursuant to Section 13 or 15(d)
              ---     of the Securities Exchange Act of 1934
                      For the quarter ended March 31, 2001

                                       or

                  Transition Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
                             For the period from     to

             Commission File Number: 1934 Act File Number:  0-25968

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                        54-1681657
               --------                        ----------
     (State of other jurisdiction of        (I.R.S. Employer
     incorporation or organization)        Identification No.)

          2345 Crystal Drive
          Crystal City, VA                         22202
          ----------------                         -----
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                              -----

   As of April 30, 2001, there were 35,950,388 Common Units of Limited Partnership of the Registrant issued and outstanding.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                   FORM 10-Q
                                     INDEX



                                                                          Pages
                                                                          -----
PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements

          Charles E. Smith Residential Realty L.P. Financial
            Statements as of March 31, 2001 and December 31, 2000, Filed as a Part of This Report

          Consolidated Balance Sheets                                       3

          Consolidated Statements of Operations                             4

          Consolidated Statements of Partner's Equity and
            Other Limited Partners' Interests                               5

          Condensed Consolidated Statements of Cash Flows                   6

          Notes to Consolidated Financial Statements                        7

Item 2:   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  15

PART II:  OTHER INFORMATION                                                26

SIGNATURES                                                                 27

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                         March 31, 2001                 December 31, 2000
                                                                     ------------------------        ------------------------
                                                                          (Unaudited)
        ASSETS

Rental property, net                                                     $ 1,867,381                     $ 1,850,171
Rental property under development                                             77,518                          61,596
Escrow funds                                                                   6,873                           6,483
Investment in and advances to uncosolidated Property
  Service Businesses                                                         111,863                          89,244
Investment in unconsolidated properties                                       55,175                          32,397
Deferred charges, net                                                         20,447                          16,975
Security deposits                                                              9,114                           8,807
Other assets                                                                  22,415                           9,559
                                                                         -----------                     -----------
                                                                         $ 2,170,786                     $ 2,075,232
                                                                         ===========                     ===========
        LIABILITIES AND EQUITY

Liabilities
  Mortgage loans and notes payable:
    Mortgage loans                                                       $ 1,109,088                     $ 1,064,845
    Construction loans                                                        22,137                          14,859
    Line of credit                                                           175,000                         144,000
                                                                         -----------                     -----------
      Total mortgage loans and notes payable                               1,306,225                       1,223,704
  Accounts payable and accrued expenses                                       46,127                          47,387
  Security deposits                                                            9,114                           8,807
                                                                         -----------                     -----------
    Total liabilities                                                      1,361,466                       1,279,898
                                                                         -----------                     -----------

Commitments and contingencies

Minority Interest                                                                (82)                            --

Other Limited Partners' Interest
  Preferred  units, at liquidation value                                      45,000                          45,000
  Common units - 13,213,990 and 13,503,732 units
    issued and outstanding at March 31, 2001 and
    December 31, 2000, respectively, at redemption value                     601,104                         634,675
                                                                         -----------                     -----------
                                                                             646,104                         679,675
                                                                         -----------                     -----------

Partner's Equity
  Preferred units, at liquidation value                                      251,500                         251,500
  Common units - 22,698,543 and 21,916,759
    units issued and outstanding at March 31, 2001
    and December 31, 2000, respectively                                      (88,202)                       (135,841)
                                                                         -----------                     -----------
      Total partner's equity                                                 163,298                         115,659
                                                                         -----------                     -----------
                                                                         $ 2,170,786                     $ 2,075,232
                                                                         ===========                     ===========


 The accompanying notes are an integral part of these consolidated statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Unit Data)
                                  (Unaudited)


                                                                        For the Three Months Ended March 31,
                                                                   -----------------------------------------------
                                                                         2001                        2000
                                                                   -------------------         -------------------
Revenue                                                               $ 106,576                   $  88,854

Expenses:
    Operating costs                                                     (36,450)                    (27,933)
    Real estate taxes                                                    (9,043)                     (7,566)
    Depreciation and amortization                                       (12,592)                    (10,567)
                                                                      ---------                   ---------
        Total expenses                                                  (58,085)                    (46,066)

Equity in income of unconsolidated properties                               895                         783

Equity in income of unconsolidated Property Service Businesses            2,983                         519

Corporate general and administrative expenses                            (3,856)                     (2,695)
Interest income                                                             119                          63
Interest expense                                                        (21,992)                    (17,856)
                                                                      ---------                   ---------

Net income                                                               26,640                      23,602

Less: Income attributable to preferred units                             (6,111)                     (5,925)
                                                                      ---------                   ---------
Net income attributable to common units                               $  20,529                   $  17,677
                                                                      =========                   =========
Earnings per common unit - basic

    Income before extraordinary item                                  $    0.58                   $    0.51
    Extraordinary item                                                      --                          --
                                                                      ---------                   ---------
    Net income                                                        $    0.58                   $    0.51
                                                                      =========                   =========
 Earnings per common unit - diluted

    Income before extraordinary item                                  $    0.56                    $   0.51
    Extraordinary item                                                      --                          --
                                                                      ---------                   ---------
    Net income                                                        $    0.56                   $    0.51
                                                                      =========                   =========


 The accompanying notes are an integral part of these consolidated statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY AND OTHER LIMITED PARTNERS' INTEREST
                            (Dollars in Thousands)


                                                        General Partner's General and                 Other Limited
                                                               Limited Interest                     Partners' Interest
                                                      -------------------------------------    -------------------------------
                                                                                                                  Series H
                                                         Preferred             Common           Common            Preferred
                                                           Units               Units             Units              Units
                                                        -----------         -------------     -------------    ---------------
Balance, December 31, 1999                                  251,500              (99,718)           490,135           45,000

  Units exchanged for acquisitions                              --                   --               1,270              --
  Cancellation of units                                         --                   --              (1,821)             --
  Amortization of grants                                        --                   --                 979              ---
  Net income                                                    --               114,939             64,309              --
  Contribution by Charles E. Smith
   Residential Realty, Inc.                                     --                21,638                --               --
  Distributions                                                 --               (71,400)           (30,574)             --
  Exercise of options                                           --                 9,158                --               --
  Other                                                         --                   (81)               --               --
  Adjustment to reflect Other
   Limited Partners' Interest
   at redemption value                                          --              (110,377)           110,377              --
                                                         ----------          ------------       -----------      -----------
Balance, December 31, 2000                                  251,500             (135,841)           634,675           45,000

  Units exchanged for acquisitions                              --                   --                 --               --
  Amortization of grants                                        --                   --                 275              --
  Net income                                                    --                18,102              8,538              --
  Contribution by Charles E. Smith
   Residential Realty, Inc.                                     --                 4,625                --               --
  Distributions                                                 --               (19,201)            (7,716)             --
  Exercise of options                                           --                 9,502                --               --
  Other                                                         --                   (57)               --               --
  Adjustment to reflect Other
   Limited Partners' Interest
   at redemption value                                          --                34,668            (34,668)             --
                                                         ----------          ------------       -----------      -----------
Balance, March 31, 2001 (unaudited)                      $  251,500          $   (88,202)       $   601,104       $   45,000
                                                         ==========          ============       ===========       ==========
Units issued and outstanding at
 March 31, 2001                                           6,833,449           22,698,543         13,213,990        1,800,000
                                                         ==========          ============       ===========       ==========
Units issued and outstanding at
 December 31, 2000                                        6,833,449           21,916,759         13,503,732        1,800,000
                                                         ==========          ============       ===========       ==========


The accompanying notes are an intergral part of these consolidated Statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                        For the Three Months Ended March 31,
                                                        ------------------------------------
                                                                2001          2000
                                                            ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                        $  25,239    $   24,750

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions and development of rental property              (18,237)     (103,193)
  Additions to rental property                                 (27,223)       (9,780)
  Increase in investment in and advances to                    (22,619)       (9,433)
     unconsolidated Property Service Businesses
  Increase in investment in unconsolidated properties          (22,808)       (2,443)
  Acquisition deposits and other                                (1,816)       10,614
                                                            ----------    ----------
    Net cash used in investing activities                      (92,703)     (114,235)
                                                            ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deferred charges                                  (2,210)         (472)
  Proceeds from sale of common stock, net                       14,117         2,604
  Mortgage loans, net                                           44,243        48,086
  Lines of credit, net                                          31,000        51,000
  Construction loans, net                                        7,278         2,687
  Dividends and distributions - Common                         (20,818)      (19,052)
  Dividends and distributions - Preferred                       (6,099)       (5,925)
  Other, net                                                       (47)          --
                                                            ----------    ----------
    Net cash provided by financing activities                   67,464        78,928
                                                            ----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          --       (10,557)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     --        10,557


CASH AND CASH EQUIVALENTS, END OF PERIOD                     $     --    $      --
                                                            ==========    ==========


SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                     22,981            --

  Capitalized interest                                          1,360         1,499

  Purchase of property in exchange for
   Operating Partnership units                                    --         14,405

  Purchase of property in exchange for
   assumption of debt                                             --         28,169

  Proceeds from sale of rental property held in escrow            --          8,127

  Purchase of property with escrow proceeds                       --          8,127





The accompanying notes are an intergral part of these consolidated statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

         The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships, and Smith Realty Company ("SRC"). (As used herein, the term "Company" may also be used to mean Charles E. Smith Residential Realty L.P., or its sole general partner, Charles
E. Smith Residential Realty, Inc., or both, unless the context indicates otherwise.) All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of March 31, 2001 and the results of operations for the interim periods ended March 31, 2001 and 2000. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

         The Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of March 31, 2001, the Operating Partnership owned 59 operating multifamily properties containing 27,186 apartment units, had 480 units under construction at one owned site, had 226 units under construction at one site for which the Company owned substantially all of the economic interest, and had an agreement to purchase 383 units at one additional site. The Operating Partnership also had interests in four operating multifamily properties totaling 1,724 apartment units and in one property under construction totaling 630 units. In addition, the Operating Partnership owned one freestanding retail shopping center aggregating 205,000 square feet. The Company's properties are located in the Washington, D.C., Chicago, Boston and Southeast Florida metropolitan areas.


2. DEBT

         In February 2001, the Company closed on two unsecured credit facilities totaling $150 million from bank groups led by PNC Bank, N.A., as administrative agent, which refinanced existing credit facilities scheduled to mature in March 2001. Draws upon the new lines are subject to certain unencumbered asset requirements and bear interest based on London Interbank Offer Rate (LIBOR) plus an applicable margin of 85 to 125 basis points based on the leverage ratio of the Company. If the Company chooses to and obtains an Investment Grade Rating the applicable margin will be between 62.5 and 100 basis points over LIBOR based on such rating. The Company also pays a quarterly fee ranging from 0.125% to 0.20% on the full amount available under the lines of credit, depending upon the applicable leverage ratio or investment rating. The line of credit agreements contain certain restrictive covenants, including maintenance of minimum equity value, debt to equity ratios and debt service coverage requirements.

         In March 2001, the Company closed on two second mortgage loans totaling $31.1 million. The $23.4 million loan has a fixed interest rate of 6.795% and is collateralized by Crystal Towers. The $7.7 million loan has a fixed interest rate of 6.62% and is collateralized by 2000 Commonwealth. The loans require monthly payments of interest only and mature coterminous with their respective first mortgages in January 2006 and January 2007, respectively.

         In March 2001, the Company refinanced an existing $12.3 million mortgage loan on The Consulate with a $27.0 million mortgage loan. The new loan has a fixed interest rate of 6.7% and requires monthly payments of interest only through March 2011, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due March 2012.

3. INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES

         In January 2001 the Company and the Property Service Businesses ("PSB") elected to treat each PSB as a taxable REIT subsidiary. In addition, SRC approved the conversion of the Company's 99% non-voting stock into voting stock resulting in the Company's control of SRC. Accordingly, the Company began consolidating the financial results of SRC in 2001 instead of using the equity method of accounting. This had no impact to net income but simply changed the financial statement presentation of SRC's results.

         In February 2001, Consolidated Engineering Services, Inc. ("CES") acquired Commonwealth Air Conditioning and Heating, Inc., one of the largest independent service contractors in the metropolitan Boston, Massachusetts area. The purchase price of $19.1 million consisted of 100,310 shares of common stock (purchased by CES from the Company) and cash. CES funded the transaction through the Operating Partnership in exchange for a promissory note.

         In March 2001, CES closed on a twelve-month $50 million line of credit with PNC Bank and Commerzbank replacing an expiring facility. The line is guaranteed by the Operating Partnership and bears interest based on LIBOR plus an applicable margin of 75 to 115 basis points based on the leverage ratio of the Company. The current borrowing rate is LIBOR plus 100 basis points. CES also pays a quarterly fee of 10 basis points on the full amount available under the line.


4. INVESTMENT IN UNCONSOLIDATED PROPERTIES

         In February 2001, the Company entered into and funded a $23.8 million participating loan collateralized by Plaza 440, a 457-unit luxury high-rise property in downtown Chicago. The loan, which matures September 1, 2009, provides the Company with a 90% participation in the property cash flow after debt service if certain minimum property performance thresholds are met. Otherwise, the Company will earn a fixed interest rate of 7%. The loan is subordinate to a first mortgage of $63 million at 7%. After two years, the loan agreement provides the Company the option to convert its loan to an ownership interest. Simultaneous with the loan transaction, Smith Realty Company entered into a multi-year property management agreement with the owner.

5. PREFERRED EQUITY

         The following table sets forth the Operating Partnership's issued and outstanding preferred units:

                                                                          March 31,    December 31,
                                                                             2001          2000
                                                                         --------  ------------
                                                                             (in thousands)
Series A Cumulative Convertible Redeemable Preferred Units,
   $0.01 par value; 2,640,325 units authorized; liquidation
   preference of $27.08; 2,640,325 units issued and
   outstanding at March 31, 2001 and December 31, 2000,
   respectively                                                          $ 71,500      $ 71,500

Series C Cumulative Redeemable Preferred Units, $0.01 par value;
   500 units authorized; liquidation preference of $100,000;
   500 units issued and outstanding at March 31, 2001 and
   December 31, 2000, respectively                                         50,000        50,000

Series E Cumulative Convertible Redeemable Preferred Units,
   $0.01 par value; 684,931 units authorized; liquidation
   preference of $36.50; 684,931 units issued and outstanding
   at March 31, 2001 and December 31, 2000, respectively                   25,000        25,000

Series F Cumulative Convertible Redeemable Preferred Units,
   $0.01 par value; 666,667 units authorized; liquidation
   preference of $37.50; 666,667 units issued and outstanding
   at March 31, 2001 and December 31, 2000, respectively                   25,000        25,000

Series G Cumulative Convertible Redeemable Preferred Units,
   $0.01 par value; 641,026 units authorized; liquidation
   preference of $39.00; 641,026 units issued and outstanding
   at March 31, 2001 and December 31, 2000, respectively                   25,000        25,000

Series H Cumulative Convertible Redeemable Preferred Units,
   $0.01 par value; 4,040,404 units authorized; liquidation
   preference of $25.00; 4,000,000 units issued and outstanding
   at March 31, 2001 and December 31, 2000, respectively                  100,000       100,000
                                                                         --------  ------------

                                                                         $296,500      $296,500
                                                                         ========  ============


6. PER UNIT DATA

         Earnings per common unit of the Company for the three months ended March 31, 2001 and 2000 is computed based on weighted average common units outstanding during the period as follows (in millions):

                                                    Three Months Ended March 31, 2001
                                          --------------------------------------------------------
                                                   2001                           2000
                                          -------------------------       ------------------------
                                            Basic          Diluted          Basic         Diluted
                                          ---------      ----------       ----------      --------

 Weighted Average Common Operating
   Partnership Units                        35.7             36.5             34.6          34.9



         A reconciliation of income and units used to calculate basic and diluted earnings per common unit for the three months ended March 31, 2001 follows (dilutive securities had no effect on earnings for the three months ended March 31, 2000):


                                                                    Weighted     Per Unit
                                                     Income      Average Units    Amount
                                                 --------------  --------------  ---------
                                                 (In Thousands)  (In Thousands)

Three Months Ended March 31, 2001:
---------------------------------
Income                                                 $26,640
Income attributable to Preferred Units                  (6,111)
                                                       -------
Earnings per common units - Basic
    Income attributable to common unitholders           20,529          35,659     $ 0.58
Effect of dilutive securities:
    Options                                                  -             847      (0.02)
                                                       -------   -------------   --------

Earnings per common unit - Diluted                     $20,529          36,506     $ 0.56
                                                       =======   =============   ========


7. SEGMENT REPORTING

         Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

Property Segments

         The Company's primary business is the ownership and operation of multifamily residential real estate. As such, the residential constitute the four primary operating segments -- Core, Acquisition/Disposition, Redevelopment and Development portfolios -- depending upon the maturity and nature of each property. Core consists of multifamily properties, other than Redevelopment or Development, which have been owned more than one full calendar year. Therefore, the 2001 Core represents properties owned as of December 31, 1999. Acquisition/Disposition consists of purchased properties which have not yet reflected one full calendar year of operations and disposed properties. Redevelopment includes purchased properties in which the Company is making significant renovations to reposition the property in the marketplace. Properties will remain in the Redevelopment Portfolio until one full calendar year of operating results is reflected subsequent to completion of the renovations. Development consists of properties which the Company has constructed or is in the process of constructing which have not yet had a full calendar year of stabilized operating results. On the first of January each year, Acquisition, Redevelopment and Development properties that meet the one-year requirement are transferred to the Core portfolio.

         The Company's fifth property segment is the Retail portfolio, which reflects results for the one free standing retail property.

         The Company evaluates performance for the Property Segments based on Net Operating Income ("NOI") which is the difference between Rental Revenue and Operating Expenses (which primarily excludes interest expense, general and administrative costs and depreciation).

Property Service Business Segment

         The Company also evaluates the separate financial information of the Property Service Businesses. These businesses provide professional services such as property management, furnished corporate apartment rentals, engineering and technical consulting, and construction management to both Company-owned properties and properties owned by third parties. Given the similarities in the nature of services, customers and distribution methods, the Company considers the Property Service Businesses to be one segment. The Company evaluates performance for the Property Service Business segment based on Funds from Operations ("FFO"), which is defined using the revised definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") as net income
(loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs, goodwill and non-real estate assets, is not added back.

         The accounting policies for all segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K.

Information concerning operations by segment for the three months ended March 31, 2001 and 2000 was as follows (in thousands):

Property Segments

                                                    Three Months Ended
                                                         March 31,
                                                    ----------------------

                                                       2001         2000
                                                   ----------   ----------
Net Operating Income
--------------------

 Core Portfolio                                    $   45,412   $   42,200
 Acquisition/Disposition Portfolio                      2,941        2,566
 Redevelopment Portfolio                                9,389        6,640
 Development Portfolio                                  3,421        1,496
 Retail Portfolio                                         141          453
                                                   ----------   ----------

   Consolidated total                                  61,304       53,355

 Other                                                   (221)           -
 Depreciation and amortization                        (12,592)     (10,567)
 Equity in income of unconsolidated properties            895          783
 Equity in income of unconsolidated Property
  Service Businesses                                    2,983          519
 Corporate general and administrative expenses         (3,856)      (2,695)
 Net interest expense                                 (21,873)     (17,793)
                                                   ----------   ----------

   Net income of the Operating Partnership         $   26,640   $   23,602
                                                   ==========   ==========

Revenues
--------

 Core Portfolio                                    $   73,964   $   68,187
 Acquisition/Disposition Portfolio                      4,598        4,328
 Redevelopment Portfolio                               17,483       12,218
 Development Portfolio                                  5,732        3,295
 Retail Portfolio                                         628          826
                                                   ----------   ----------

   Consolidated total                                 102,405       88,854

 Other                                                  4,171            -
                                                   ----------   ----------

   Total revenue                                   $  106,576   $   88,854
                                                   ==========   ==========


Real Estate Assets, gross
-------------------------

 Core Portfolio                                    $1,289,673   $1,261,725
 Acquisition/Disposition Portfolio                    130,463       63,240
 Redevelopment Portfolio                              491,709      225,861
 Development Portfolio                                291,515      336,801
 Retail Portfolio                                      15,183       15,135
                                                   ----------   ----------
   Sub-total                                        2,218,543    1,902,762
 Accumulated depreciation                            (273,644)    (253,039)
                                                   ----------   ----------
   Consolidated total, net                         $1,944,899   $1,649,723
                                                   ==========   ==========


Property Service Business Segment

                                  Three Months Ended
                                      March 31,
                                   ----------------
                                     2001     2000
                                   -------  -------
  Funds from Operations            $ 2,572  $   626

  Revenues                          93,776   49,901

  Depreciation and Amortization      2,450    1,396


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three months ended March 31, 2001 and 2000 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles
E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships and Smith Realty Company ("SRC"). (As used herein, the term "Company" may also be used to mean Charles E. Smith Residential Realty L.P. , or its sole general partner, Charles E. Smith Residential Realty, Inc., or both, unless the context indicated otherwise).


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


Rental Revenue

         Average revenue per apartment unit for the Company's core multifamily properties increased approximately 8.5% in the first quarter of 2001 as compared with 2000.

   A schedule of portfolio statistics follows:

                          CHARLES E. SMITH RESIDENTIAL
                                   REALTY L.P.
--------------------------------------------------------------------------------
                        Residential Portfolio Statistics
                      For the Quarter Ended March 31, 2001


                                                                                       Monthly       %                       %
                                                             Average                    GOI       Change                   Change
                                               Apartment     Sq. Ft.         GOI       Per Unit     From      Occupancy     From
              Property              Type         Units       Per Unit       QTD 01      QTD 01     QTD 00       QTD 01     QTD 00
---------------------------------------------------------------------------------------------------------------------------------
                                                                            (in 000s)
CORE RESIDENTIAL PORTFOLIO

Washington, D.C.
    1841 Columbia Road            Mid-rise           115         635       $   400       $1,159       7.4%         99.0%     -0.2%
    2501 Porter Street            High-rise          202         757           975        1,609       1.2%         92.0%     -2.0%
    Albemarle                     High-rise          235       1,122         1,085        1,539      11.5%         98.0%     -0.1%
    Calvert-Woodley               High-rise          136         909           591        1,449       8.1%         97.5%     -1.7%
    Car Barn                      Garden             196         959           630        1,071       8.6%         96.1%     -1.7%
    Cleveland House               High-rise          216         897           973        1,502      13.3%         97.4%     -0.7%
    Connecticut Heights           High-rise          519         656         1,797        1,154      12.2%         98.5%      0.4%
    The Consulate                 High-rise          269         828         1,076        1,333      10.1%         92.6%     -0.2%
    Corcoran House                High-rise          138         528           419        1,012      12.1%         96.7%      2.1%
    Statesman                     High-rise          281         593           866        1,027      17.0%         99.2%      2.2%
    Van Ness South                High-rise          625         957         2,527        1,348       8.5%         98.0%     -0.7%
    The Kenmore                   High-rise          376         715         1,125          997      14.3%         98.9%      1.0%
    Tunlaw Gardens                Garden             167         850           513        1,024      11.9%         97.0%     -0.4%
    Tunlaw Park                   Mid-rise           120         855           491        1,364       9.3%         97.2%     -1.7%
                                                 -------       -----       -------       ------     ------        ------    ------
                                                   3,595         809       $13,468       $1,249      10.3%         97.0%     -0.3%
Northern Virginia
    Crystal City
    ------------
    The Bennington                High-rise          348         798         1,210        1,159       5.0%         96.0%      0.2%
    Crystal House I               High-rise          426         896         1,566        1,225       7.5%         98.4%     -0.7%
    Crystal House II              High-rise          402         896         1,417        1,175       8.0%         98.2%     -1.0%
    Crystal Square                High-rise          378       1,080         1,553        1,369       7.5%         97.9%     -0.7%
    Crystal Place                 High-rise          180         915           801        1,483       6.5%         96.4%     -0.2%
    Gateway Place                 High-rise          162         828           769        1,582      13.4%         77.3%      1.0%
    Water Park Towers             High-rise          360         959         1,703        1,577       1.9%         93.3%     -2.9%
    Crystal Plaza                 High-rise          540       1,124         2,335        1,441       5.3%         97.7%     -1.3%
    Crystal Towers                High-rise          912       1,118         3,701        1,353       7.8%         97.8%     -0.9%
    Parc Vista                    High-rise          299         770         1,225        1,366       3.1%         90.7%      1.6%
                                                 -------       -----       -------       ------     ------        ------    ------
                                                   4,007         980       $16,280       $1,354       6.4%         95.7%     -0.7%
    Rosslyn/Ballston
    ----------------
    Courthouse Place              High-rise          564         850         2,597        1,535       8.5%         98.9%      0.0%
    Courthouse Plaza              High-rise          396         838         1,869        1,573      14.2%         97.8%      0.5%
    Lincoln Towers                High-rise          714         878         3,285        1,534       9.4%         96.2%     -0.3%
                                                 -------       -----       -------       ------     ------        ------    ------
                                                   1,674         859       $ 7,751       $1,543      10.2%         97.5%      0.0%
    Tysons/Dulles
    -------------
    Charter Oak                   Garden             262       1,098           845        1,075       3.7%         93.6%     -4.5%
    Oaks of Tysons                Garden             218         967           766        1,171      11.9%         91.9%     -1.3%
    Bedford Village               Garden             752       1,098         2,587        1,147      10.4%         95.9%     -1.6%
    Patriot Village               Garden           1,065       1,149         3,552        1,112      10.0%         97.0%     -1.6%
    Westerly at Worldgate         Garden             320         921         1,176        1,225       1.6%         96.1%     -0.9%
                                                 -------       -----       -------       ------     ------        ------    ------
                                                   2,617       1,086       $ 8,926       $1,137       8.5%         95.8%     -1.8%
    Other
    -----
    Arlington Overlook            Mid-rise           711         877         2,125          996      10.8%         96.0%     -1.6%
    Boulevard of Old Town         Garden             159         672           485        1,017      11.1%         97.8%      0.6%
    Columbia Crossing             Garden             247         977         1,030        1,390      10.1%         99.5%     -0.3%
    Concord Village               Garden             531         925         1,562          981       8.4%         98.3%      1.1%
    Newport Village               Garden             937       1,060         3,042        1,082       8.8%         98.0%     -0.9%
    Skyline Towers                High-rise          940       1,107         3,244        1,150       6.3%         96.5%     -1.1%
                                                 -------       -----       -------       ------     ------        ------    ------
                                                   3,525         992       $11,488       $1,086       8.6%         97.4%     -0.6%
Boston
    Cronin's Landing              Mid-rise           281       1,062         1,955        2,319      10.4%         99.8%      0.7%
    2000 Commonwealth             High-rise          188         862         1,138        2,018       8.1%         99.8%     -0.1%
                                                 -------       -----       -------       ------     ------        ------    ------
                                                     469         982       $ 3,093       $2,198       9.5%         99.8%      0.4%
Chicago
    One East Delaware             High-rise          306         704         1,997        2,175       3.8%         98.8%      0.7%
    McClurg Court                 High-rise        1,075         732         4,743        1,471      13.1%         94.9%     -0.4%
    Park Lincoln                  High-rise          139         581           504        1,209       3.0%         95.2%      0.2%
    Terrace                       Garden             427         814         1,017          794      -6.6%         87.3%     -9.9%
    Countryside                   Garden             720         872         2,072          959       5.6%         93.3%     -0.4%
    Stonegate                     Garden           1,158         581         2,625          756      11.7%         95.3%      6.1%
                                                 -------       -----       -------       ------     ------        ------    ------
                                                   3,825         714       $12,958       $1,129       7.9%         94.4%      0.3%
                                                 -------       -----       -------       ------     ------        ------    ------
                                                  19,712         903       $73,964       $1,251       8.5%         96.3%     -0.5%
                                                 -------       -----       -------       ------     ------        ------    ------


                                                                                                           Monthly
                                                                                  Average                    GOI
                                                                     Apartment    Sq. Ft.        GOI       Per Unit
                       Property                       Type             Units      Per Unit     QTD 01       QTD 01
----------------------------------------------------------------------------------------------------------------------
                                                                                               (in 000s)
ACQUISITION PORTFOLIO

2000
-----
    Delaware Place (Chicago, IL)                     High-rise            185         706    $    872       $1,571
    New River Village (S.E., Florida)                Mid-rise             240       1,128       1,045        1,451
    2201 Wilson Boulevard (Rosslyn/Ballston, VA)     High-rise            219         838       1,091        1,661
    Reston Landing (Tysons/Dulles, VA)               Garden               400         995       1,675        1,396
                                                                       ------      ------    --------      -------
                                                                        1,044         941    $  4,683       $1,495
                                                                       ------      ------    --------      -------

REDEVELOPMENT PORTFOLIO
Properties held more than 1 year
    Buchanan House (Crystal City, VA)                High-rise            442       1,173    $  2,086       $1,573
    Mirador (S.E. Florida)                           High-rise          1,339         772       3,633          904
    Ocean View (S.E. Florida)                        High-rise          1,199       1,080       3,698        1,028
                                                                       ------      ------    --------      -------
                                                                        2,980         955    $  9,417       $1,053
                                                                       ------      ------    --------      -------
Properties held less than 1 year
    Harbour House (S.E. Florida)                     High-rise            804         990       3,001        1,244
    Ocean Crest Club (S.E. Florida)                  High-rise            527         987       1,627        1,029
    Ocean Crest Beach (S.E. Florida)                 High-rise            943         995       2,853        1,008
    Sagamore Towers (Boston, MA)                     High-rise            225         707         585          867
                                                                       ------      ------    --------      -------
                                                                        2,499         966    $  8,066       $1,076
                                                                       ------      ------    --------      -------

DEVELOPMENT PORTFOLIO

    One Superior Place (Chicago, IL)                 High-rise            809         729    $  4,800       $1,978
    Park Connecticut (Washington, D.C.)              High-rise            142         915         932        2,188
    Alban Towers (Washington, D.C.)/(1)/             Mid-rise             226         915         N/A          N/A
    Park Millennium (Chicago, IL)/(1)/               High-rise            480         907         N/A          N/A
                                                                       ------      ------    --------      -------
                                                                        1,657         822    $  5,732          N/A
                                                                       ------      ------    --------      -------

ALL RESIDENTIAL PROPERTIES                                             27,892                $101,862
 PARTIALLY-OWNED PORTFOLIO                                             ======                ========
--------------------------

    Renaissance (25% owned)                          High-rise            330         984    $  1,355       $1,369
    Springfield Station (48% owned)                  Garden/Mid-rise      631         909       2,330        1,231
    Brandywine (25% owned)                           High-rise            306       1,009       1,284        1,399
    Stoneridge at University Center
      (40% owned)(1)                                 Garden               630         993       1,323          N/A
    Plaza 440 (90% cash flow note)                   High-rise            457         869         606          N/A
                                                                       ------      ------    --------
                                                                        2,354         947    $  6,898
                                                                       ======      ======    ========


/(1)/ Property is currently under construction.

                                                        %                         %
                                                      Change                    Change
                                                       From       Occupancy      From
                                                      QTD 00       QTD 01       QTD 00
                                                      ------      ---------     ------

ACQUISITION PORTFOLIO

2000
-----
    Delaware Place (Chicago, IL)                        N/A          91.7%       N/A
    New River Village (S.E., Florida)                   N/A          92.7%       N/A
    2201 Wilson Boulevard (Rosslyn/Ballston, VA)        N/A          99.0%       N/A
    Reston Landing (Tysons/Dulles, VA)                  N/A          95.8%       N/A
                                                      -----         ------    ------
                                                        N/A          95.3%       N/A
                                                      -----         ------    ------

REDEVELOPMENT PORTFOLIO
Properties held more than 1 year
    Buchanan House (Crystal City, VA)                   3.3%         95.9%      -2.4%
    Mirador (S.E. Florida)                             13.2%         95.5%      -1.9%
    Ocean View (S.E. Florida)                           7.8%         96.5%      -0.6%
                                                      -----         ------    ------
                                                        8.8%         96.0%      -1.4%
                                                      -----         ------    ------
Properties held less than 1 year
    Harbour House (S.E. Florida)                        N/A          92.4%       N/A
    Ocean Crest Club (S.E. Florida)                     N/A          94.9%       N/A
    Ocean Crest Beach (S.E. Florida)                    N/A          92.4%       N/A
    Sagamore Towers (Boston, MA)                        N/A          96.4%       N/A
                                                      -----         ------    ------
                                                        N/A          94.6%       N/A
                                                      -----         ------    ------

DEVELOPMENT PORTFOLIO

    One Superior Place (Chicago, IL)                    N/A          97.9%       N/A
    Park Connecticut (Washington, D.C.)                 N/A          97.4%       N/A
    Alban Towers (Washington, D.C.)(1)                  N/A           N/A        N/A
    Park Millennium (Chicago, IL)(1)                    N/A           N/A        N/A
                                                      -----         ------    ------
                                                        N/A           N/A        N/A
                                                      -----         ------    ------

ALL RESIDENTIAL PROPERTIES
 PARTIALLY-OWNED PORTFOLIO
--------------------------

    Renaissance (25% owned)                             8.2%         96.4%      -2.0%
    Springfield Station (48% owned)                    13.4%         98.5%       0.6%
    Brandywine (25% owned)                              7.4%         93.6%      -4.4%
    Stoneridge at University Center
      (40% owned)(1)                                    N/A           N/A        N/A
    Plaza 440 (90% cash flow note)                      N/A           N/A        N/A


RENTAL PROPERTIES

         Revenues, expenses and income from the multifamily and retail properties for the three months ended March 31, 2001 and 2000 were as follows (in thousands):


                                                Three Months Ended
                                                    March 31,
                                               --------------------
                                                  2001    2000/(2)/
                                               --------   ---------
          Core Portfolio/(1)/
            Revenues                           $ 73,964   $ 68,187
            Expenses                            (28,552)   (25,987)
                                               --------   --------

            Income before depreciation         $ 45,412   $ 42,200
                                               ========   ========

          Acquisition/Disposition Portfolio
            Revenues                           $  4,598   $  4,328
            Expenses                             (1,657)    (1,762)
                                               --------   --------

            Income before depreciation         $  2,941   $  2,566
                                               ========   ========

          Redevelopment Portfolio
            Revenues                           $ 17,483   $ 12,218
            Expenses                             (8,094)    (5,578)
                                               --------   --------

            Income before depreciation         $  9,389   $  6,640
                                               ========   ========

          Development Portfolio
            Revenues                           $  5,732   $  3,295
            Expenses                             (2,311)    (1,799)
                                               --------   --------

            Income before depreciation         $  3,421   $  1,496
                                               ========   ========

          Retail Portfolio
            Revenues                           $    628   $    826
            Expenses                               (487)      (373)
                                               --------   --------

            Income before depreciation         $    141   $    453
                                               ========   ========

          Total Rental Properties
            Revenues                           $102,405   $ 88,854
            Expenses                            (41,101)   (35,499)
            Depreciation                        (12,384)   (10,567)
                                               --------   --------

            Income from Rental Properties      $ 48,920   $ 42,788
                                               ========   ========

/(1)/ Represents properties owned as of December 31, 1999 (other than Redevelopment or Development properties).
/(2)/ Certain prior period amounts have been reclassified to conform with the current period's presentation.

PROPERTY SERVICE BUSINESSES

         Revenues, expenses and income from the Property Service Businesses for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

                                                Three Months Ended
                                                     March 31,
                                                --------------------

                                                    2001       2000
                                                --------   --------
     Total Property Service Businesses
       Revenues                                 $ 93,776   $ 49,901
       Expenses                                  (88,754)   (47,986)
       Amortization of Goodwill                     (983)      (491)
       Depreciation                               (1,467)      (905)
                                                --------   --------

     Income from Property Service Businesses       2,572        519

       Deduct SRC results/(1)/                       411          -
                                                --------   --------

     Equity in income of unconsolidated
     Property Service Businesses                $  2,983   $    519
                                                ========   ========

/(1)/ SRC is consolidated in 2001 due to change in voting control.


RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2001 to Three Months Ended March 31, 2000.

         Summary. Net income of the Operating Partnership increased $3.0 million, or 12.9%, from $23.6 million for the three months ended March 31, 2000 to $26.6 million for the three months ended March 31, 2001. Funds from Operations ("FFO") of the Operating Partnership increased $8.4 million, or 27.7%, from $30.0 million to $38.4 million during the same period. The increases in FFO and net income are primarily attributable to net operating income growth of 7.6% on the core portfolio and contributions from acquired and developed properties.

         Revenue increased $17.7 million, or 19.9%, from $88.9 million for the three months ended March 31, 2000 to $106.6 million for the three months ended March 31, 2001. Operating expenses increased $10.0 million, or 28.2%, from $35.5 million during the first quarter of 2000 to $45.5 million during the current quarter.

         Core Portfolio. Revenue from the core portfolio increased $5.8 million, or 8.5%, over the prior year period resulting in average monthly revenue per apartment unit of $1,251. This was primarily due to continued strong demand in all submarkets, which allowed management to continue to aggressively raise rents. In addition, the Company continued its selective kitchen and/or bath renovation program, which has significantly enhanced its ability to increase rents. Management estimates the return on such investments is approximately 12% to 15%. Overall, rent potential increased 7.3% during the quarter as compared to the prior year. This was partially offset by a slight decrease in occupancy. Average economic occupancy for the core portfolio was 96.3% for the three months ended March 31, 2001 compared to 96.8% for the comparable prior year quarter. Expenses for the core portfolio increased $2.6 million, or 9.9%, due primarily to a significant increase in utility costs over the prior year's quarter. A combination of higher usage due to colder weather and significantly higher gas rates resulted in a $1.3 million increase over the prior year.

         Acquisition/Disposition Portfolio. The acquisition properties are defined as properties acquired subsequent to December 31, 1999. Results for the first quarter of 2000 reflect no acquisition properties, two residential dispositions totaling 989 apartment units, and one retail disposition. Results for the first quarter of 2001 reflect four acquisition properties and no dispositions totaling 1,044 apartment units. Total capitalized cost of the acquisition portfolio at March 31, 2001 was $130.5 million.

         Redevelopment Portfolio. The redevelopment portfolio includes purchased properties in which the Company is making significant renovations to reposition the property in the market place. The redevelopment portfolio consists of seven properties totaling 5,479 units and contributed approximately 30%, or $5.3 million, of the total revenue increase. Total capitalized cost of the redevelopment portfolio at March 31, 2001 was $491.7 million. The total spent on renovations for the first quarter of 2001 was $14.6 million.

         Development Portfolio. One Superior Place reached stabilized occupancy in June 2000 and produced net operating income of $3.0 million for current quarter, compared to $1.7 million in the prior year quarter. Total capitalized cost at March 31, 2001 was $113.7 million, which does not reflect an earnout payment expected to be paid to the developer in early 2002.

         Park Connecticut reached stabilized occupancy in October 2000 and produced net operating income of $0.6 million for the current quarter compared to a $0.2 million loss in the prior year quarter. Total capitalized cost at March 31, 2001 was $28.3 million.

         Property Service Businesses. Recent tax legislation which became effective January 1, 2001 allows the direct ownership and control by REITs of Taxable REIT Subsidiaries ("TRS"). Such TRS's may engage in activities which were previously considered impermissible for REITs in terms of qualifying income for purposes of maintaining REIT qualification. Effective January 1, 2001, the Company and all of its Property Service Businesses have elected TRS status in accordance with the new legislation. No changes have been made, however, to the ownership structure of CES or SMC. The Company continues to maintain its 99%, non-voting interest as it has in the past. However, SRC has changed. Effective January 1, 2001 SRC converted the Company's 99% non-voting interest into a 99% voting interest. The Company began consolidating the financial results of SRC instead of using the equity method of accounting in 2001. This had no impact to net income or FFO but simply changed the financial statement presentation of SRC's results.

         Income from Property Service Businesses increased $2.5 million in the first quarter of 2001 compared to the prior year quarter. Consolidated Engineering Services, Inc. and affiliates contributed an increase of $0.7 million in income during the quarter, which was due to both internal growth and the acquisition of four businesses during the second half of 2000. Smith Management Construction contributed $0.7 million to the increase.

         Other. Corporate general and administrative expenses were 3.6% of total revenues. The increase in total cost of $1.2 million, or 43.1%, was due primarily to a $0.8 million reserve established in connection with the Company's investment in Broadband Residential, Inc. ("BBR"), a privately owned telecommunications company. Net interest expense increased $4.1 million during the quarter, or 22.9%, due to financing of acquisition and development activity.


LIQUIDITY AND CAPITAL RESOURCES

         Summary. Net cash flow provided by operating activities increased $0.7 million from $24.8 million for the three months ended March 31, 2000 to $25.2 million for the three months ended March 31, 2001.

         Net cash flow of $92.7 million was used by investment activities during the three months ended March 31, 2001 compared to $114.2 million during the comparable prior year period. The decrease was due primarily to no acquisition activity in the first quarter of 2001, which was partially offset by higher development activity and capital improvements.

         Net cash flows provided by financing activities were $67.5 million for the three months ended March 31, 2001, primarily comprised of $82.5 million of net borrowings against the properties, lines of credit, and construction loans, offset by a $26.9 million cash outflow for dividends and distributions. Net cash flows provided by financing activities of $78.9 million in the comparable prior year period primarily consisted of $101.8 million of net cash inflow from borrowings less $25.0 million of dividends/distributions.

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

         Funds from Operations for the three months ended March 31, 2001 and 2000 are computed as follows (in thousands):

                                             Three Months Ended
                                               March 31, 2001
                                             ------------------
                                               2001      2000
                                             -------   -------
Net income of the Operating Partnership      $26,640   $23,602
Preferred dividends                             (989)   (4,473)
Depreciation of rental property               12,384    10,567
Depreciation of unconsolidated properties        323       239
Amortization of goodwill                          --       107
                                             -------   -------

Funds from Operations of the Operating
     Partnership                             $38,358   $30,042
                                             =======   =======


Development

         As of March 31, 2001, the Company had the following properties under construction:

                                   Number     Units     Initial   Estimated     Estimated      Estimated
                                  Of Units  Delivered  Delivery   Completion  Stabilization      Cost
                                  --------  ---------  ---------  ----------  -------------  -------------
                                                                                             (in millions)
Stoneridge at
   University Center
   (Tysons/Dulles, VA)/(1)/            630     401    June 2000    Q3, 2001     Q4, 2001          $ 66

Alban Towers
   (Washington, D.C.)/(2)/             226     N/A     Q2, 2001    Q4, 2001     Q1, 2002            63

Park Millenium
   (Chicago, IL)                       480     N/A     Q2, 2002    Q4, 2002     Q2, 2003           106
                                     -----     ---                                                ----
                                     1,336     401                                                $235
                                     =====     ===                                                ====


(1)  The Company has a 40% ownership interest.
(2)  The Company owns substantially all of the economic interest.

Commitments

         As of March 31, 2001, the Company had executed contracts to purchase multifamily properties under construction as follows:

                                Number    Estimated   Purchase    Estimated
                               of Units   Completion    Date       Cost
                               --------   ----------    ----       ----
                                                               (in millions)

  Ballston Place                  383      Q2, 2001    Q4, 2001     $54
    (Rosslyn/Ballston, VA)

         This contract is contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. As of March 31, 2001, the Company had posted a $10.9 million letter-of-credit in accordance with the contract to be drawn only if the Company defaults on its contractual obligation to purchase the completed asset.

         Several other acquisition and development projects are being pursued by the Company. As of March 31, 2001, the capitalized development costs related to probable development projects totaled $3.9 million. The Company anticipates meeting funding requirements for acquisitions and development, including the repositioning program, through draws on its lines of credit, long-term borrowings, asset sales and public or privates issuances of equity, including Operating Partnership unit exchanges.

Debt

         In February 2001, the Company closed on two unsecured credit facilities, totaling $150 million, both from bank groups led by PNC Bank, N.A., as administrative agent, which refinanced existing unsecured credit facilities scheduled to mature in March 2001. Draws upon the lines are subject to certain unencumbered asset requirements and bear interest based on London Interbank Offer Rate (LIBOR) plus an applicable margin of 85 to 125 basis points based on the leverage ratio of the Company. If the Company chooses to and obtains an Investment Grade Rating the applicable margin will be between 62.5 and 100 basis points over LIBOR based on such rating. The Company also pays a quarterly fee ranging from 0.125% to 0.20% on the full amount available under the lines of credit, depending upon the applicable leverage ratio or investment rating. The line of credit agreements contain certain restrictive covenants, including maintenance of minimum equity value, debt to equity ratios and debt service coverage requirements.

         In March 2001, the Company closed on two second mortgage loans totaling $31.1 million. The $23.4 million loan has a fixed interest rate of 6.795% and is collateralized by Crystal Towers. The $7.7 million loan has a fixed interest rate of 6.62% and is collateralized by 2000 Commonwealth. The loans require monthly payments of interest only and mature coterminous with their respective first mortgages in January 2006 and January 2007, respectively.

         In March 2001, the Company refinanced an existing $12.3 million mortgage loan on The Consulate with a $27.0 million mortgage loan. The new loan has a fixed interest rate of 6.7% and requires monthly payments of interest only through March 2011, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due March 2012.

         In March 2001, CES closed on a twelve-month $50 million line of credit with PNC Bank and Commerzbank replacing an expiring facility. The line is guaranteed by the Operating Partnership and bears interest based on LIBOR plus an applicable margin of 75 to 115 basis points based on the leverage ratio of the Company. The current borrowing rate is LIBOR plus 100 basis points. CES also pays a quarterly fee of 10 basis points on the full amount available under the line.

         As of March 31, 2001, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.13%, as follows:

                        Dollars in          % of
                        Thousands           Total
                        ---------           -----

Fixed Rate Debt:
 Mortgages               $1,109,088        84.9%
Variable Rate Debt:
 $300M Line of Credit      134,000         10.3%
 $100M Line of Credit       41,000          3.1%
 $50M Line of Credit             -          0.0%
 Construction Loans         22,137          1.7%
                           -------        ------
                        $1,306,225        100.0%
                        ==========        ======


         As of March 31, 2001, the Company had $152.4 million of unused borrowing capacity on lines of credit and construction loans. (Unused borrowing capacity includes $29.8 million from the $300 million line, which reflects the borrowing capacity currently available under the line of $163.8 million, less $134.0 million used at March 31, 2001.) Amounts outstanding under lines of credit average $171.8 million for the three months ended March 31, 2001 compared to $104.5 million for the three months ended March 31, 2000.

         As of March 31, 2001, the Company's Debt to Total Market Capitalization Ratio was 39.4% (based on 22.7 million common shares, 7.2 million convertible preferred shares and units, and 13.2 million partnership units outstanding at a common stock price of $45.49, and $50 million of perpetual preferred stock) versus 37.3% as of December 31, 2000 and 40.5% as of March 31, 2000.

         The Company's Interest Coverage Ratio, excluding gains on sales and extraordinary items, for the three months ended March 31, 2001 was 2.98 to 1 compared to 3.09 to 1 for the comparable prior year period.

Capital Expenditures

         For the three months ended March 31, 2001, total capital improvements were $27.2 million, of which $12.2 million were for the core portfolio ($621 per unit). Approximately 57% of the capital expenditures on the core portfolio in 2001 are considered by management to be non-recurring, repositioning improvements. Management considers such improvements as one-time, non-recurring capital expenditures, which significantly enhance the asset. Certain repositioning improvements directly result in higher revenues. For example, the Company renovated approximately 375 kitchens and baths during the first quarter of 2001 based solely on the ability to charge and obtain a rent premium. The remaining 43% of the capital expenditures on the core portfolio indirectly influence the Company's ability to generate revenues and are considered more recurring in nature and less discretionary. For example, periodic replacement is expected for items such as appliances and HVAC equipment. However, the Company does not generate additional revenue from these improvements and has little discretion as to whether or not they are made. A summary of core capital expenditures for the period follows:

                                            Total       $Average $
                                            Spent          Per
                                        (In Thousands)  Core Unit
                                        --------------  ----------

          Expenditure Type
          ----------------

          Kitchen/Bath                        $ 5,566         $282
          Washer/Dryer                            300           15
          Other /(1)/                           1,144           58
                                              -------         ----
           Core Repositioning                   7,010          355
          Recurring Improvements                5,236          266
                                              -------         ----

          Total Capital Expenditures
           -Core Portfolio                    $12,246         $621
                                              =======         ====


   /(1)/ Primarily represents carryover repositioning improvements which were identified and/or begun upon acquisition of the property.

                                    PART II


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        On January 31, 2001, the Company issued 100,310 unregistered shares of Class A Common Stock of the Company for $4,624,918 or $46.11 per share, CES pursuant to a Common Stock Purchase Agreement between CES and the Company dated January 31, 2001. CES subsequently transferred these shares in exchange for shares of Commonwealth Heating and Air Conditioning, Inc., a Massachusetts corporation, in a cash and securities acquisition of a 100% interest in that corporation.

        The Company believes that the shares described above were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D.

        Following the above transaction, the Company contributed the net proceeds from the issuance of Common Stock to the Operating Partnership in exchange for 100,310 Common Units.

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


                         CHARLES E. SMITH RESIDENTIAL REALTY L.P.

                         By: Charles E. Smith Residential Realty, Inc., its General Partner


May 4, 2001              By:  /s/   W. D. Minami
                              ----------------------------------------------
                             W. D. Minami
                             Executive Vice President, Chief Operating Officer and Chief Financial Officer
                             Charles E. Smith Residential Realty, Inc.
                             (on behalf of the Registrant and as Principal Financial Officer)


                         By: /s/  Steven E. Gulley
                             ---------------------------------------------
                             Steven E. Gulley
                             Chief Accounting Officer
                             Charles E. Smith Residential Realty, Inc.