Form 10-Q
period 2001-06-30
SMITH CHARLES E RESIDENTIAL REALTY LP
filed 2001-08-14
CIK 906785

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-Q

              X  Quarterly Report Pursuant to Section 13 or 15(d)
             ---     of the Securities Exchange Act of 1934
                       For the quarter ended June 30, 2001

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

       As of June 30, 2001, there were 38,469,588 Common Units of Limited Partnership of the Registrant issued and outstanding.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                    FORM 10-Q
                                      INDEX

                                                                        Pages
                                                                        -----
PART I:       FINANCIAL INFORMATION

     Item 1:  Financial Statements

              Report of Independent Public Accountants                    3

              Charles E. Smith Residential Realty L.P. Financial
              Statements as of June 30, 2001 and December 31, 2000, Filed as a Part of This Report

              Consolidated Balance Sheets                                 4

              Consolidated Statements of Operations                       5

              Consolidated Statements of Partner's Equity and
              Other Limited Partners' Interests                           6

              Condensed Consolidated Statements of Cash Flows             7

              Notes to Consolidated Financial Statements                  8

     Item 2:  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              18


PART II:      OTHER INFORMATION                                          31

SIGNATURES                                                               33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Charles E. Smith Residential Realty L.P.:


We have reviewed the accompanying consolidated balance sheet of Charles E. Smith Residential Realty L.P. (a Delaware limited partnership) and subsidiaries as of June 30, 2001, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.


                                                        Arthur Andersen LLP


July 18, 2001
Vienna, Virginia

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)




                                                                                         June 30, 2001      December 31, 2000
                                                                                         -------------      -----------------
                                                                                          (Unaudited)
         ASSETS
Rental property, net                                                                      $  1,889,630        $   1,850,171
Rental property under development                                                               94,343               61,596
Escrow funds                                                                                     7,182                6,483
Investment in and advances to unconsolidated Property Service Businesses                       114,015               89,244
Investment in unconsolidated properties                                                         55,499               32,397
Deferred charges, net                                                                           22,220               16,975
Security deposits                                                                                9,457                8,807
Other assets                                                                                    28,860                9,559
                                                                                          ------------        -------------

                                                                                          $  2,221,206        $   2,075,232
                                                                                          ============        =============

         LIABILITIES AND EQUITY

Liabilities
     Mortgage loans and notes payable:
         Mortgage loans                                                                   $  1,107,538        $   1,064,845
         Construction loans                                                                     30,046               14,859
         Line of credit                                                                        203,000              144,000
                                                                                          ------------        -------------
            Total mortgage loans and notes payable                                           1,340,584            1,223,704
     Accounts payable and accrued expenses                                                      50,946               47,387
     Security deposits                                                                           9,457                8,807
                                                                                          ------------        -------------
         Total liabilities                                                                   1,400,987            1,279,898
                                                                                          ------------        -------------

Commitments and contingencies


Other Limited Partners' Interest
     Preferred units, at liquidation value                                                           -               45,000
     Common units - 13,126,293 and 13,503,732 units issued and
         outstanding at June 30, 2001 and December 31, 2000, respectively,
         at redemption value                                                                   658,284              634,675
                                                                                          ------------        -------------
                                                                                               658,284              679,675
                                                                                          ------------        -------------

Partner's Equity
         Preferred units, at liquidation value                                                 206,500              251,500
         Common units - 25,343,295 and 21,916,759 units issued and
            outstanding at June 30, 2001 and December 31, 2000, respectively                   (44,565)            (135,841)
                                                                                          ------------        -------------
                Total partner's equity                                                         161,935              115,659
                                                                                          ------------        -------------

                                                                                          $  2,221,206        $   2,075,232
                                                                                          ============        =============


 The accompanying notes are an integral part of these consolidated statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Unit Data)
                                   (Unaudited)

                                                                      For the Three Months               For the Six Months
                                                                         Ended June 30,                    Ended June 30,
                                                                   --------------------------       ----------------------------
                                                                     2001             2000             2001              2000
                                                                   ---------       ----------       -----------       ----------

Revenue                                                            $109,145        $  94,716        $  215,721        $ 183,570

Expenses:
     Operating costs                                                (34,686)         (27,048)          (71,136)         (54,981)
     Real estate taxes                                               (9,117)          (8,036)          (18,160)         (15,602)
     Depreciation and amortization                                  (12,808)         (10,895)          (25,400)         (21,462)
                                                                   --------        ---------        ----------        ---------
         Total expenses                                             (56,611)         (45,979)         (114,696)         (92,045)

Equity in income of unconsolidated properties                         1,206              542             2,101            1,325

Equity in income of unconsolidated Property Service Businesses        4,007            1,636             6,990            2,155

Corporate general and administrative expenses                        (3,279)          (3,002)           (7,135)          (5,697)
Interest income                                                          71               81               190              144
Interest expense                                                    (22,497)         (20,129)          (44,489)         (37,985)
                                                                   --------        ---------        ----------        ---------

Net income before gain on sales and merger related costs             32,042           27,865            58,682           51,467

Gain on sales                                                             -            4,161                 -            4,161
                                                                   --------        ---------        ----------        ---------

Income before merger related costs                                   32,042           32,026            58,682           55,628

Merger related costs                                                 (2,901)               -            (2,901)               -
                                                                   --------        ---------        ----------        ---------

Net income                                                           29,141           32,026            55,781           55,628

Less:  Income attributable to preferred units                        (4,418)          (5,926)          (10,529)         (11,851)
                                                                   --------        ---------        ----------        ---------

Net income attributable to common units                            $ 24,723        $  26,100        $   45,252        $  43,777
                                                                   ========        =========        ==========        =========



Earnings per common unit - basic                                   $   0.69        $    0.75        $     1.26       $    1.26
                                                                   ========        =========        ==========        =========


Earnings per common unit - diluted                                 $   0.67        $    0.73        $     1.24        $    1.24
                                                                   ========        =========        ==========        =========

 The accompanying notes are an integral part of these consolidated statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                   CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY
                      AND OTHER LIMITED PARTNERS' INTEREST
                             (Dollars in Thousands)

                                                                   General Partner's General                 Other Limited
                                                                     and Limited Interest                 Partners' Interest
                                                                 ----------------------------        -----------------------------
                                                                                                                      Series H
                                                                  Preferred        Common               Common        Preferred
                                                                    Units           Units                Units          Units
                                                                 ------------   -------------        --------------   ------------
Balance, December 31, 1999                                       $   251,500    $    (99,718)        $     490,135    $    45,000

     Units exchanged for acquisitions                                      -               -                 1,270              -
     Cancellation of units                                                 -               -                (1,821)             -
     Amortization of grants                                                -               -                   979              -
     Net income                                                            -         114,939                64,309              -
     Contribution by Charles E. Smith Residential Realty, Inc.             -          21,638                     -              -
     Distributions                                                         -         (71,400)              (30,574)             -
     Exercise of options                                                   -           9,158                     -              -
     Other                                                                 -             (81)                    -              -
     Adjustment to reflect Other Limited Partners' Interest
         at redemption value                                               -        (110,377)              110,377              -
                                                                 -----------    ------------         -------------    -----------

Balance, December 31, 2000                                           251,500        (135,841)              634,675         45,000

     Conversion of preferred units to common units                   (45,000)         45,000                45,000        (45,000)
     Amortization of grants                                                -               -                   778              -
     Net income                                                            -          38,032                17,749              -
     Contribution by Charles E. Smith Residential Realty, Inc.             -           6,325                     -              -
     Distributions                                                         -         (36,672)              (15,576)             -
     Exercise of options                                                   -          14,252                     -              -
     Other                                                                 -              (3)                    -              -
     Adjustment to reflect Other Limited Partners' Interest
         at redemption value                                               -          24,342               (24,342)             -
                                                                 -----------    ------------         -------------    -----------

Balance, June 30, 2001 (unaudited)                               $   206,500    $    (44,565)        $     658,284    $         -
                                                                 ===========    ============         =============    ===========




Units issued and outstanding at June 30, 2001                      5,033,449      25,343,295            13,126,293              -
                                                                 ===========    ============         =============    ===========

Units issued and outstanding at December 31, 2000                  6,833,449      21,916,759            13,503,732      1,800,000
                                                                 ===========    ============         =============    ===========


 The accompanying notes are an integral part of these consolidated statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                 For the Six Months
                                                                                                   Ended June 30,
                                                                                            --------------------------
                                                                                              2001            2000
                                                                                            ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES                                                        $ 63,896        $  81,076

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                                         (26,526)        (133,228)
     Additions to rental property                                                            (70,543)         (24,711)
     Increase in investment in and advances to unconsolidated
         Property Service Businesses                                                         (24,771)           9,052
     Increase in investment in unconsolidated properties                                     (23,162)          (7,371)
     Acquisition deposits and other                                                           (3,361)          11,627
                                                                                            --------        ---------
                Net cash used in investing activities                                       (148,363)        (144,631)
                                                                                            --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deferred charges                                                               (739)          (3,753)
     Proceeds from issuance of common units, net                                              20,567            8,362
     Mortgage loans, net                                                                      42,693           90,016
     Lines of credit, net                                                                     59,000            2,000
     Construction loans, net                                                                  15,187            6,261
     Dividends and distributions - Common                                                    (41,914)         (39,142)
     Dividends and distributions - Preferred                                                 (10,334)         (10,716)
     Other, net                                                                                    7              (30)
                                                                                            --------        ---------
                Net cash provided by financing activities                                     84,467           52,998
                                                                                            --------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          -          (10,557)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     -           10,557
                                                                                            --------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $      -        $       -
                                                                                            ========        =========


SUPPLEMENTAL INFORMATION:
         Cash paid during the period for interest                                             46,684           39,484
         Capitalized interest                                                                  2,883            2,392
         Purchase of property in exchange for Operating Partnership units                          -            1,270
         Purchase of property in exchange for assumption of debt                                   -           10,233
         Proceeds from sale of rental property held in escrow                                      -           40,997
         Purchase of property with escrow proceeds                                                 -           49,124



 The accompanying notes are an integral part of these consolidated statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships, and Smith Realty Company ("SRC"). (As used herein, the term "Company" may be used to mean Charles
E. Smith Residential Realty L.P., or its sole general partner, Charles E. Smith Residential Realty, Inc., or both, unless the context indicates otherwise.) All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of June 30, 2001 and the results of operations for the interim periods ended June 30, 2001 and 2000. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

         The Operating Partnership is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of June 30, 2001, the Operating Partnership owned 59 operating multifamily properties containing 27,186 apartment units, had 480 units under construction at one owned site, had 226 units under construction at one site for which the Company owned substantially all of the economic interest, and had an agreement to purchase 383 units at one additional site. The Operating Partnership also had interests in four operating multifamily properties totaling 1,724 apartment units and in one property under construction totaling 630 units. In addition, the Operating Partnership owned one freestanding retail shopping center aggregating 205,000 square feet. The Company's properties are located in the Washington, D.C., Chicago, Boston and Southeast Florida metropolitan areas.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Boards issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1,
2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

3.       MERGER ANNOUNCEMENT

         In May 2001, the Company announced plans to merge with Archstone Communities ("Archstone"). The combined company will operate under the name Archstone-Smith Trust and will use the Smith Residential brand name for its high-rise portfolio and the Archstone brand name for all other communities. For each Company share held, a shareholder will receive
1.975 shares of Archstone-Smith. This exchange ratio is not subject to change. The merger is structured as a tax-free transaction and is expected to close in the fall of 2001, subject to shareholder and other approvals.

4.       DEBT

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

5.       INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES

         In January 2001, the Company and the Property Service Businesses ("PSB") elected to treat each PSB as a taxable REIT subsidiary. In addition, the Company began consolidating the financial results of SRC in 2001 due to the Company's acquisition of all of the voting stock of SRC. Prior to 2001, SRC was accounted for using the equity method of accounting. This had no impact to net income but simply changed the financial statement presentation of SRC's results.

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

         In May 2001, CES acquired Trimech Corporation of Pompton Plains, New Jersey. The purchase price of $3.2 million consisted of 37,232 shares of common stock (purchased by CES from the Company) and cash. CES funded the transaction through the Operating Partnership in exchange for a promissory note.

6.       INVESTMENT IN UNCONSOLIDATED PROPERTIES

         In February 2001, the Company entered into and funded a $23.8 million participating loan collateralized by Plaza 440, a 457-unit luxury high-rise property in downtown Chicago. The loan, which matures September 1, 2009, provides the Company with a 90% participation in the property cash flow after debt service if certain minimum property performance thresholds are met. Otherwise, the Company will earn a fixed interest rate of 7%. The loan is subordinate to a first mortgage of $63 million at 7%. After two years, the loan agreement provides the Company the option to convert its loan to an ownership interest. Simultaneous with the loan transaction, Smith Realty Company entered into a multi-year property management agreement with the owner. The Company has accounted for this investment as an ADC arrangement in accordance with AICPA Practice Bulletin No. 1.

7.       PREFERRED EQUITY

         The following table sets forth the Operating Partnership's issued and outstanding preferred units:

                                                                                    June 30,           December 31,
                                                                                      2001                 2000
                                                                                 ------------          ------------
                                                                                           (in thousands)
Series A Cumulative Convertible Redeemable Preferred Units, $0.01 par value;
       2,640,325 units authorized; liquidation preference of $27.08; 2,640,325 units issued and outstanding at June 30, 2001 and December 31, 2000,
       respectively                                                               $    71,500           $    71,500

Series C Cumulative Redeemable Preferred Units, $0.01 par value; 500 units authorized; liquidation preference of $100,000; 500 units issued and
       outstanding at June 30, 2001 and December 31, 2000, respectively                50,000                50,000

Series E Cumulative Convertible Redeemable Preferred Units, $0.01 par value;
       684,931 units authorized; liquidation preference of $36.50; 684,931 units
       issued and outstanding at June 30, 2001 and December 31, 2000, respectively     25,000                25,000

Series F Cumulative Convertible Redeemable Preferred Units, $0.01 par value;
       666,667 units authorized; liquidation preference of $37.50; 666,667 units
       issued and outstanding at June 30, 2001 and December 31, 2000, respectively     25,000                25,000

Series G Cumulative Convertible Redeemable Preferred Units, $0.01 par value;
       641,026 units authorized; liquidation preference of $39.00; 641,026 units
       issued and outstanding at June 30, 2001 and December 31, 2000, respectively     25,000                25,000

Series H Cumulative Convertible Redeemable Preferred Units, $0.01 par value;
       4,040,404 units authorized; liquidation preference of $25.00; 400,000 units issued and outstanding at June 30, 2001 and December 31, 2000,
       respectively                                                                    10,000               100,000
                                                                                  -----------           -----------
                                                                                  $   206,500           $   296,500
                                                                                  ===========           ===========


         On June 29, 2001, 3,600,000 Series H Cumulative Convertible Redeemable Preferred Units were converted into 2,337,662 common units.

8.       PER UNIT DATA

         Earnings per common unit of the Company for the three and six months ended June 30, 2001 and 2000 is computed based on weighted average common units outstanding during the period as follows (in millions):

                                                               Three Months Ended June 30,
                                                  ------------------------------------------------------
                                                            2001                         2000
                                                  --------------------------    ------------------------
                                                    Basic         Diluted         Basic          Diluted
                                                    -----         -------         -----          -------
   Weighted Average Common Operating
     Partnership Units                               36.1           36.9           34.8            39.3


                                                                Six Months Ended June 30,
                                                  ------------------------------------------------------
                                                            2001                             2000
                                                  --------------------------    ------------------------
                                                    Basic         Diluted         Basic          Diluted
                                                    -----         -------         -----          -------
   Weighted Average Common Operating
     Partnership Units                               35.9           36.6           34.7            37.7



         A reconciliation of income and units used to calculate basic and diluted earnings per common unit for the three and six months ended June 30, 2001 and 2000 follows:

                                                                                 Weighted               Per Unit
                                                          Income              Average Units              Amount
                                                        -----------           -------------           -----------
                                                        (In Thousands)       (In Thousands)
Three Months Ended June 30, 2001:
---------------------------------

Income                                                  $    29,141
Income attributable to Preferred Units                       (4,418)
                                                        -----------
Earnings per common units - Basic
    Income attributable to common unitholders                24,723               36,067               $  0.69
Effect of dilutive securities:
    Options                                                       -                  831                 (0.02)
                                                        -----------             --------               -------

Earnings per common unit - Diluted                      $    24,723               36,898               $  0.67
                                                        ===========             ========               =======


Six Months Ended June 30, 2001:
-------------------------------

Income                                                  $    55,781
Income attributable to Preferred Units                      (10,529)
                                                        -----------
Earnings per common unit - Basic
    Income attributable to common unitholders                45,252               35,864               $  1.26
Effect of dilutive securities:
    Options                                                       -                  770                 (0.02)
                                                        -----------             --------               -------

Earnings per common unit - Diluted                      $    45,252               36,634               $  1.24
                                                        ===========             ========               =======

Three Months Ended June 30, 2000:
---------------------------------

Income                                                  $    32,026
Income attributable to Preferred Units                       (5,926)
                                                        ------------
Earnings per common unit - Basic
    Income attributable to common unitholders                26,100               34,772               $  0.75
Effect of dilutive securities:
   Preferred units                                            2,422                3,992                 (0.01)
   Options                                                        -                  499                 (0.01)
                                                        -----------             --------               -------

Earnings per common unit - Diluted                      $    28,522               39,263               $  0.73
                                                        ===========             ========               =======


Six Months Ended June 30, 2000:
-------------------------------

Income                                                  $    55,628
Income attributable to Preferred Units                      (11,851)
                                                        -----------
Earnings per common unit - Basic
    Income attributable to common unitholders                43,777               34,699               $  1.26
Effect of dilutive securities:
   Preferred units                                            2,905                2,640                 (0.01)
   Options                                                        -                  399                 (0.01)
                                                        -----------             --------               -------

Earnings per common unit - Diluted                      $    46,682               37,738               $  1.24
                                                        ===========             ========               =======

9.       SEGMENT REPORTING

         Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

Property Segments

         The Company's primary business is the ownership and operation of multifamily residential real estate. As such, the residential rental properties constitute the four primary operating segments -- Core, Acquisition/Disposition, Redevelopment and Development portfolios -- depending upon the maturity and nature of each property. Core consists of multifamily properties, other than Redevelopment or Development, which have been owned more than one full calendar year. Therefore, the 2001 Core represents properties owned as of December 31, 1999. Acquisition/Disposition consists of purchased properties which have not yet reflected one full calendar year of operations and disposed properties. Redevelopment includes purchased properties in which the Company is making significant renovations to reposition the property in the market place. Properties will remain in the Redevelopment Portfolio until one full calendar year of operating results is reflected subsequent to completion of the renovations. Development consists of properties which the Company has constructed or is in the process of constructing which have not yet had a full calendar year of stabilized operating results. On the first of January each year, Acquisition, Redevelopment and Development properties that meet the one-year requirement are transferred to the Core portfolio.

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

Property Service Business Segment

         The Company also evaluates the separate financial information of the Property Service Businesses. These businesses provide professional services such as property management, furnished corporate apartment rentals, engineering and technical consulting, and construction management to both Company-owned properties and properties owned by third parties. Given the similarities in the nature of services, customers and distribution methods, the Company considers the Property Service Businesses to be one segment. The Company evaluates performance for the Property Service Business segment, which includes both consolidated and unconsolidated entities, based on Funds from Operations ("FFO"), which is defined using the revised definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs, goodwill and non-real estate assets, is not added back.

       The accounting policies for all segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K.

Information concerning operations by segment for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):

Property Segments


                                                        Three Months Ended                     Six Months ended
                                                              June 30,                             June 30,
                                                     ------------------------          ----------------------------
                                                       2001            2000                2001             2000
                                                     --------       ---------           ----------       ----------
Net Operating Income
--------------------

     Core Portfolio                                  $ 43,985       $  40,910          $    84,913      $    78,843
     Acquisition/Disposition Portfolio                  2,976           3,414                5,917            5,980
     Redevelopment Portfolio                           14,677          12,168               28,550           23,075
     Development Portfolio                              3,693           2,828                7,114            4,324
     Retail Portfolio                                     163             312                  304              765
                                                     --------       ---------           ----------       ----------
           Consolidated Total                          65,494          59,632              126,798          112,987

     Other                                               (152)              -                 (373)               -
     Depreciation and amortization                    (12,808)        (10,895)             (25,400)         (21,462)
     Equity in income of unconsolidated properties      1,206             542                2,101            1,325
     Equity in Income of unconsolidated Property

        Service Businesses                              4,007           1,636                6,990            2,155
     Corporate General and Administrative Expenses     (3,279)         (3,002)              (7,135)          (5,697)
     Net interest expense                             (22,426)        (20,048)             (44,299)         (37,841)
     Gain on sale                                           -           4,161                    -           4,161
     Merger related costs                              (2,901)              -               (2,901)               -
                                                     --------       ---------          -----------       ----------
         Net income                                  $ 29,141       $  32,026          $    55,781       $   55,628
                                                     ========       =========          ===========       ==========

Revenues
--------

     Core Portfolio                                  $ 69,082       $  64,552          $   135,991       $  126,277
     Acquisition/Disposition Portfolio                  4,709           5,238                9,307            9,566
     Redevelopment Portfolio                           25,016          19,815               49,554           38,495
     Development Portfolio                              5,951           4,420               11,683            7,715
     Retail Portfolio                                     585             691                1,213            1,517
                                                     --------       ---------          -----------       ----------
           Consolidated total                         105,343          94,716              207,748          183,570

     Other                                              3,802               -                7,973                -
                                                     --------       ---------          -----------       ----------
           Total revenue                             $109,145       $  94,716          $   215,721       $  183,570
                                                     ========       =========          ===========       ==========

Real Estate Assets, gross
-------------------------

     Core Portfolio                                                                    $ 1,254,790       $1,210,715
     Acquisition/Disposition Portfolio                                                     131,011          88,147
     Redevelopment Portfolio                                                               630,132          450,609
     Development Portfolio                                                                 239,037          190,750
     Retail Portfolio                                                                       15,183           15,147
                                                                                       -----------       ----------
           Sub-total                                                                     2,270,153        1,955,368

     Accumulated depreciation                                                             (286,180)        (250,725)
                                                                                       -----------       ----------

           Consolidated Total, Net                                                     $ 1,983,973       $1,704,643
                                                                                       ===========       ==========

Property Service Business Segment

                                    Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                   -------------------    --------------------
                                     2001        2000        2001        2000
                                   --------    -------    --------     -------
      Funds from Operations        $  3,656    $ 1,744    $  6,228     $  2,370

      Revenues                      108,100     58,025     201,876      107,926

      Depreciation/Amortization       2,688      1,444       5,138        2,840


10.      SUBSEQUENT EVENTS

         In July 2001, the $33.6 million Mirador mortgage matured. The loan was paid off through a draw on the Company's line of credit. In addition, the Company repaid the $11.8 million Bennington mortgage and the $32.0 million Stonegate mortgage through draws on its lines of credit. The Company paid prepayment penalties totaling $0.4 million.

         As a result of the proposed merger with Archstone Communities, the Company obtained a $100 million loan from Archstone in order to avoid encumbering additional assets and to avoid incurring third party financing fees. Proceeds were used to pay down the Company's lines of credit. The loan matures on the earlier of the completion of the merger or 180 days after the merger agreement is terminated. The Company will pay a minimum interest rate equal to LIBOR plus 100 basis points until 60 days after the termination of the merger agreement, if applicable, and thereafter will pay interest at LIBOR plus 200 basis points. The loan is unsecured but may become secured at Archstone's option upon an event of default. The loan may be prepaid at anytime in whole or in part.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and six months ended June 30, 2001 and 2000 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships and Smith Realty Company ("SRC"). (As used herein, the term "Company" may be used to mean Charles E. Smith Residential Realty L.P., or its sole general partner, Charles E. Smith Residential Realty, Inc., or both, unless the context indicates otherwise.) In 2001, the Company began consolidating Smith Realty Company due to the acquisition of its voting stock by the Operating Partnership.

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

Merger

         In May 2001, the Company announced plans to merge with Archstone Communities ("Archstone"). The combined company will operate under the name Archstone-Smith Trust. For each Operating Partnership unit held, a unitholder will receive 1.975 shares of Archstone-Smith. This exchange ratio is not subject to change. The merger is structured as a tax-free transaction and is expected to close in the fall of 2001, subject to shareholder and other approvals.

Rental Revenue

       Average revenue per apartment unit for the Company's core multifamily properties increased approximately 7.0% in the second quarter of 2001 as compared with 2000.

     A schedule of portfolio statistics follows:

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
--------------------------------------------------------------------------------
                        Residential Portfolio Statistics
                      For the Quarter Ended June 30, 2001


                                                                               Monthly        %                       %
                                                      Average                   GOI        Change                  Change
                                          Apartment    Sq. Ft.       GOI      Per Unit      From     Occupancy      From
             Property            Type       Units     Per Unit      QTD 01     QTD 01      QTD 00      QTD 01      QTD 00
             --------            ----     ---------   --------      ------    --------     ------    ----------    ------
                                                                  (in 000s)
CORE RESIDENTIAL PORTFOLIO
Washington, D.C.
    1841 Columbia Road        Mid-rise       115         635        $ 404      $ 1,171       4.3%       97.4%      -2.4%
    2501 Porter Street        High-rise      202         757        1,020        1,683      -1.9%       92.7%      -5.1%
    Albemarle                 High-rise      235       1,122        1,096        1,555       8.6%       95.8%      -2.1%
    Calvert-Woodley           High-rise      136         909          598        1,466       7.4%       96.1%      -2.8%
    Car Barn                  Garden         196         959          650        1,105       6.8%       94.5%      -4.6%
    Cleveland House           High-rise      216         897        1,001        1,545      12.6%       97.5%      -0.3%
    Connecticut Heights       High-rise      519         656        1,850        1,188      11.5%       99.0%       0.9%
    The Consulate             High-rise      269         828        1,132        1,403       8.5%       93.7%      -2.4%
    Corcoran House            High-rise      138         528          447        1,080      14.4%       96.4%       0.1%
    Statesman                 High-rise      281         593          887        1,052      11.4%       98.1%       0.5%
    Van Ness South            High-rise      625         957        2,573        1,372       7.9%       97.0%      -1.2%
    The Kenmore               High-rise      376         715        1,130        1,002      11.2%       97.6%       0.6%
    Tunlaw Gardens            Garden         167         850          543        1,084      14.5%       98.5%       0.7%
    Tunlaw Park               Mid-rise       120         855          503        1,397       9.6%       95.9%      -2.0%
                                          ------       -----     --------      -------      ----        ----       ----
                                           3,595         809     $ 13,834      $ 1,283       8.8%       96.6%      -1.2%
Northern Virginia
    Crystal City
    ------------
    The Bennington            High-rise      348         798        1,291        1,237       6.5%       96.2%      -1.6%
    Crystal House I           High-rise      426         896        1,585        1,240       7.1%       96.3%      -2.3%
    Crystal House II          High-rise      402         896        1,426        1,182       7.1%       97.4%      -1.3%
    Crystal Square            High-rise      378       1,080        1,584        1,397       7.2%       98.6%      -0.3%
    Crystal Place             High-rise      180         915          812        1,504       6.1%       95.7%      -2.5%
    Gateway Place             High-rise      162         828          983        2,023       0.3%       95.7%      -1.2%
    Water Park Towers         High-rise      360         959        1,831        1,695       4.5%       95.7%      -1.3%
    Crystal Plaza             High-rise      540       1,124        2,386        1,473       4.8%       96.9%      -2.4%
    Parc Vista                High-rise      299         770        1,407        1,569       2.6%       92.7%      -2.5%
                                          ------       -----     --------      -------      ----        ----       ----
                                           3,095         940     $ 13,305      $ 1,433       5.2%       96.3%      -1.7%
    Rosslyn/Ballston
    ----------------
    Courthouse Plaza          High-rise      396         838        1,947        1,639       8.4%       97.3%      -4.2%
    Courthouse Place          High-rise      564         850        2,664        1,574       8.1%       98.6%      -0.3%
    Lincoln Towers            High-rise      714         878        3,505        1,636      11.0%       97.2%       1.5%
                                          ------       -----     --------      -------      ----        ----       ----
                                           1,674         859      $ 8,116      $ 1,616       9.4%       97.7%      -0.4%
    Tysons/Dulles
    -------------
    Charter Oak               Garden         262       1,098          891        1,134       6.6%       95.6%      -1.5%
    Patriot Village           Garden       1,065       1,149        3,627        1,135       9.2%       96.9%      -1.9%
    Westerly at Worldgate     Garden         320         921        1,222        1,273       2.8%       93.3%      -4.3%
                                          ------       -----     --------      -------      ----        ----       ----
                                           1,647       1,097      $ 5,740      $ 1,162       7.4%       96.0%      -2.3%
    Other
    -----
    Arlington Overlook        Mid-rise       711         877        2,139        1,003       9.1%       95.9%      -0.3%
    Boulevard of Old Town     Garden         159         672          498        1,044      11.9%       97.3%      -0.6%
    Columbia Crossing         Garden         247         977        1,030        1,390       7.4%       98.2%      -1.1%
    Concord Village           Garden         531         925        1,585          995       7.4%       96.4%      -1.2%
    Newport Village           Garden         937       1,060        3,127        1,112      10.1%       97.3%      -0.9%
    Skyline Towers            High-rise      940       1,107        3,271        1,160       5.2%       95.4%      -2.9%
                                          ------       -----     --------      -------      ----        ----       ----
                                           3,525         992      $11,650      $ 1,102       8.0%       96.5%      -1.4%
Boston
    Cronin's Landing          Mid-rise       281       1,062        2,034        2,413      12.4%       99.6%       0.6%
    2000 Commonwealth         High-rise      188         862        1,160        2,057       5.9%       98.9%      -0.1%
                                          ------       -----     --------      -------      ----        ----       ----
                                             469         982      $ 3,194      $ 2,270      10.0%       99.4%       0.4%
Chicago
    Stonegate                 Garden       1,158         581        2,572          740       2.7%       93.9%       1.3%
    Park Lincoln              High-rise      139         581          533        1,278       6.5%       97.3%       1.9%
    Terrace                   Garden         427         814        1,091          852      -2.1%       92.8%      -3.1%
    Countryside               Garden         720         872        2,119          981       3.6%       93.9%      -0.2%
    McClurg Court             High-rise    1,075         732        4,852        1,504       6.5%       93.3%      -2.8%
    One East Delaware         High-rise      306         704        2,076        2,261       3.1%       98.2%       0.1%
                                          ------       -----     --------      -------      ----        ----       ----
                                           3,825         714     $ 13,243      $ 1,154       4.0%       94.2%      -0.9%
                                          ------       -----     --------      -------      ----        ----       ----
                                          17,830         865     $ 69,082      $ 1,291       7.0%       96.2%      -1.3%
                                          ======       =====     ========      =======      ====        ====       ====

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
--------------------------------------------------------------------------------
                        Residential Portfolio Statistics
                       For the Quarter Ended June 30, 2001

                                                                                               Monthly      %                 %
                                                                          Average                GOI      Change            Change
                                                              Apartment   Sq. Ft.      GOI     Per Unit    From   Occupancy  From
                  Property                   Type               Units     Per Unit   QTD 01    QTD 01     QTD 00   QTD 01   QTD 00
                  --------                   ----             ---------   --------   ------    ---------  ------  --------- ------
                                                                                    (in 000s)
ACQUISITION PORTFOLIO

    2000
    ----
    Reston Landing (Tysons/Dulles, VA)      Garden                400       995     $ 1,653   $ 1,378      N/A      93.0%    N/A
    New River Village (S.E. Florida)        Mid-rise              240     1,128       1,038     1,442      N/A      91.9%    N/A
    2201 Wilson Boulevard
      (Rosslyn/Ballston,VA)                 High-rise             219       838       1,121     1,706      N/A      98.8%    N/A
    Delaware Place (Chicago, IL)            High-rise             185       706         881     1,587      N/A      90.1%    N/A
                                                               ------     -----   ---------   -------    -----      ----   -----
                                                                1,044       941     $ 4,693   $ 1,498      N/A      93.1%    N/A
                                                               ------     -----   ---------   -------    -----      ----   -----


REDEVELOPMENT PORTFOLIO
      Properties held more than 1 year
    Buchanan House (Crystal City, VA)       High-rise             442     1,173       2,123     1,601     1.0%      94.5%   -3.3%
    Mirador (S.E. Florida)                  High-rise           1,339       772       3,700       921    15.2%      93.7%   -1.1%
    Crystal Towers (Crystal City, VA)       High-rise             912     1,118       3,840     1,404     9.5%      97.8%   -0.7%
    Oaks of Tysons (Dulles/Tysons, VA)      Garden                218       967         728     1,113     0.6%      86.4%  -10.6%
    Bedford Village (Dulles/Tysons, VA)     Garden                752     1,098       2,696     1,195    12.1%      97.6%   -0.3%
    Ocean View (S.E. Florida)               High-rise           1,199     1,080       3,791     1,054     8.6%      95.5%    0.4%
                                                               ------     -----   ---------   -------    ----       ----   -----
                                                                4,862     1,008    $ 16,878   $ 1,157     9.3%      95.4%   -1.3%
                                                               ------     -----   ---------   -------    -----      ----   -----

      Properties held less than 1 year
    Harbour House (S.E. Florida)            High-rise             804       990       2,906     1,205      N/A      90.1%    N/A
    Ocean Crest Club (S.E. Florida)         High-rise             527       987       1,650     1,044      N/A      92.6%    N/A
    Ocean Crest Beach (S.E. Florida)        High-rise             943       995       2,956     1,045      N/A      90.9%    N/A
    Sagamore Towers (Boston, MA)            High-rise             225       707         626       927      N/A      96.6%    N/A
                                                               ------     -----   ---------   -------    -----      ----   -----
                                                                2,499       966     $ 8,138   $ 1,086      N/A      94.0%    N/A
                                                               ------     -----   ---------   -------    -----      ----   -----


DEVELOPMENT PORTFOLIO

    Alban Towers (Washington, D.C.)(1)      Mid-rise              226       915         N/A       N/A      N/A       N/A     N/A
    One Superior Place (Chicago, IL)        High-rise             809       729       4,992     2,057      N/A      97.2%    N/A
    Park Connecticut (Washington, D.C.)     High-rise             142       915         915     2,148      N/A      92.6%    N/A
    Park Millennium (Chicago, IL)(1)        High-rise             480       907         N/A       N/A      N/A       N/A     N/A
                                                               ------     -----   ---------   -------    -----      ----   -----
                                                                1,657       822     $ 5,907   $ 1,188      N/A       N/A     N/A
                                                               ------     -----   ---------   -------    -----      ----   -----
ALL RESIDENTIAL PROPERTIES                                     27,892             $ 104,698
                                                               ======             =========




PARTIALLY-OWNED PORTFOLIO
--------------------------

    Renaissance (25% owned)                 High-rise             330       984     $ 1,374   $ 1,388      6.8%     94.6%   -3.6%
    Springfield Station (48% owned)         Garden/Mid-rise       631       909       2,351     1,242      7.8%     96.3%   -1.8%
    Brandywine (25% owned)                  High-rise             306     1,009       1,306     1,423      5.4%     94.4%   -5.1%
    Plaza 440 (90% cash flow note)          High-rise             457       869       2,809     2,049      N/A      91.8%    N/A
    Stoneridge at University Center
      (40% owned)(1)                        Garden                630       993       1,512       N/A      N/A       N/A     N/A
                                                                -----    ------     -------
                                                                2,354       947     $ 9,352
                                                                =====    ======     =======



(1) Property is currently under construction.

RENTAL PROPERTIES

     Revenues, expenses and income from the multifamily and retail properties for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
                                                 ---------------------------         ---------------------------

                                                      2001           2000(2)             2001            2000
                                                 -----------      -----------        ----------     ------------
Core Portfolio(1)
     Revenues                                    $    69,082      $    64,552        $  135,991     $    126,277
     Expenses                                        (25,097)         (23,642)          (51,078)         (47,434)
                                                 -----------      -----------        ----------     ------------

     Income before depreciation                  $    43,985      $    40,910        $   84,913      $    78,843
                                                 ===========      ===========        ==========      ===========

Acquisitions/Disposition Portfolio
     Revenues                                    $     4,709      $     5,238        $    9,307      $     9,566
     Expenses                                         (1,733)          (1,824)           (3,390)          (3,586)
                                                 -----------      -----------        ----------      -----------

     Income before depreciation                  $     2,976      $     3,414        $    5,917      $     5,980
                                                 ===========      ===========        ==========      ===========

Redevelopment Portfolio
     Revenues                                    $    25,016      $    19,815       $    49,554      $    38,495
     Expenses                                        (10,339)          (7,647)          (21,004)         (15,420)
                                                 -----------      -----------        ----------      -----------

     Income before depreciation                  $    14,677      $    12,168        $   28,550      $    23,075
                                                 ===========      ===========        ==========      ===========

Development Portfolio

     Revenues                                    $     5,951      $     4,420        $   11,683      $     7,715
     Expenses                                         (2,258)          (1,592)           (4,569)          (3,391)
                                                 -----------      -----------        ----------      -----------

     Income before depreciation                  $     3,693      $     2,828        $    7,114      $     4,324
                                                 ===========      ===========        ==========      ===========

Retail Portfolio

     Revenues                                    $       585      $       691        $    1,213      $     1,517
     Expenses                                           (422)            (379)             (909)            (752)
                                                 -----------      -----------        ----------      -----------
     Income before depreciation                  $       163      $       312        $      304      $       765
                                                 ===========      ===========        ==========      ===========

Total Rental Properties

     Revenues                                    $   105,343      $    94,716        $  207,748      $   183,570
     Expenses                                        (39,849)         (35,084)          (80,950)         (70,583)
     Depreciation                                    (12,586)         (10,895)          (24,970)         (21,462)
                                                 -----------      -----------        ----------      -----------

     Income from Rental Properties               $    52,908      $    48,737        $  101,828      $    91,525
                                                 ===========      ===========        ==========      ===========

(1) Represents properties owned as of December 31, 1999 (other than Redevelopment of Development properties).
(2) Prior year amounts have been reclassified to conform with current year presentation.

PROPERTY SERVICE BUSINESSES

     Revenues, expenses and income from the Property Service Businesses for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):

                                                       Three Months Ended                  Six Months Ended
                                                           June 30,                             June 30,
                                                 -----------------------------      -----------------------------

                                                     2001              2000            2001             2000
                                                 -----------      ------------      -----------      ------------

Total Property Service Businesses
     Revenues                                    $   108,100      $    58,025       $   201,876     $   107,926
     Expenses                                       (101,756)         (54,945)         (190,510)       (102,931)
     Amortization of Goodwill                         (1,048)            (514)           (2,031)         (1,005)
     Depreciation                                     (1,640)            (930)           (3,107)         (1,835)
                                                 -----------      -----------       -----------     -----------

Income from Property Service Businesses                3,656            1,636             6,228           2,155

     Adjust for SRC results (1)                          351                -               762               -
                                                 -----------      -----------       -----------     -----------

Equity in income of unconsolidated Property
         Service Businesses                      $     4,007      $     1,636       $     6,990     $     2,155
                                                 ===========      ===========       ===========     ===========

(1) SRC is consolidated in 2001 due to change in voting control.



RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2001 to Three Months Ended June 30, 2000.

     Summary. Net income of the Operating Partnership decreased $2.9 million, or 9.0%, from $32.0 million for the three months ended June 30, 2000 to $29.1 million for the three months ended June 30, 2001. This was due primarily to a $4.2 million gain on the sale of property during 2000 versus a $2.9 million expense in 2001 related to merger costs. Funds from Operations ("FFO") of the Operating Partnership increased $8.4 million, or 23.6%, from $35.6 million to $44.0 million during the same period. The increase in FFO is primarily attributable to net operating income growth of 7.5% on the core portfolio and contributions from acquired and developed properties.

     Revenue increased $14.4 million, or 15.2%, from $94.7 million for the three months ended June 30, 2000 to $109.1 million for the three months ended June 30, 2001. Operating expenses increased $8.7 million, or 24.9%, from $35.1 million during the second quarter of 2000 to $43.8 million during the current quarter.

     Core Portfolio. Revenue from the core portfolio increased $4.5 million, or 7.0%, over the prior year period resulting in average monthly revenue per apartment unit of $1,291. The Company continued its selective kitchen and/or bath renovation program, which has significantly enhanced its ability to increase rents. Management estimates the return on such investments is approximately 12% to 15%. Overall, rent potential increased 7.6% during the quarter as compared to the prior year.

This was partially offset by a decrease in occupancy. Average economic occupancy for the core portfolio was 96.2% for the three months ended June 30, 2001 compared to 97.5% for the comparable prior year quarter. Expenses for the core portfolio increased $1.5 million, or 6.2%, due primarily to a significant increase in utility costs over the prior year's quarter. A combination of higher usage and significantly higher gas rates resulted in a $0.8 million increase over the prior year.

     Acquisition/Disposition Portfolio. The acquisition properties are defined as properties acquired subsequent to December 31, 1999. Results for the first quarter of 2000 reflect two acquisition properties, two residential dispositions totaling 989 apartment units, and one retail disposition. Results for the first quarter of 2001 reflect four acquisition properties and no dispositions totaling 1,044 apartment units. Total capitalized cost of the acquisition portfolio at June 30, 2001 was $131.0 million.

     Redevelopment Portfolio. The redevelopment portfolio includes purchased properties in which the Company is making significant renovations to reposition the property in the market place. The redevelopment portfolio consists of ten properties totaling 7,361 units and contributed approximately 36%, or $5.2 million, of the total revenue increase. Total capitalized cost of the redevelopment portfolio at June 30, 2001 was $630.1 million. The total spent on renovations for the second quarter of 2001 was $22.3 million.

     Development Portfolio. One Superior Place reached stabilized occupancy in June 2000 and produced net operating income of $3.3 million for current quarter, compared to $2.8 million in the prior year quarter. Total capitalized cost at June 30, 2001 was $116.2 million, which does not reflect an earnout payment expected to be paid to the developer in early 2002.

     Park Connecticut reached stabilized occupancy in October 2000 and produced net operating income of $0.6 million for the current quarter compared to a $0.1 million in the prior year quarter. Total capitalized cost at June 30, 2001 was $28.5 million.

     Alban Towers delivered initial units in May 2001 and had 100 units delivered as of June 30, 2001. The project had a net operating loss of $0.2 million for the current quarter. As of June 30, the property was 27% leased and 10% occupied. Stabilization is expected in the first quarter of 2002. Total capitalized cost at June 30, 2001 was $56.8 million.

     Property Service Businesses. Recent tax legislation which became effective January 1, 2001 allows the direct ownership and control by REITs of Taxable REIT Subsidiaries ("TRS"). Such TRS's may engage in activities which were previously considered impermissible for REITs in terms of qualifying income for purposes of maintaining REIT qualification. Effective January 1, 2001, the Company and all of its Property Service Businesses have elected TRS status in accordance with the new legislation. No changes have been made, however, to the ownership structure of CES or SMC. The Company continues to maintain its 99%, non-voting interest as it has in the past. However, SRC has changed. In 2001 the Company purchased the remaining 1% voting interest in SRC and began consolidating the financial results of SRC instead of using the equity method of accounting. This had no impact to net income or FFO but simply changed the financial statement presentation of SRC's results.

     Income from Property Service Businesses increased $2.4 million in the second quarter of 2001 compared to the prior year quarter. Consolidated Engineering Services, Inc. and affiliates contributed an increase of $1.7 million in income during the quarter, which was due to both internal growth and the acquisition of six businesses during the second half of 2000 and first half of 2001. Smith Management Construction contributed $0.3 million to the increase.

     Other. Corporate general and administrative expenses were 3.0% of total revenues. Net interest expense increased $2.4 million during the quarter, or 11.9%, due to financing of acquisition and development activity.

Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000.

     Summary. Net income of the Operating Partnership increased $0.2 million, or 0.3%, from $55.6 million for the six months ended June 30, 2000 to $55.8 million for the six months ended June 30, 2001. Funds from Operations ("FFO") of the Operating Partnership increased $17.7 million, or 27.4%, from $64.7 million to $82.4 million during the same period.

     Revenue increased $32.1 million, or 17.5% from $183.6 million for the six months ended June 30, 2000 to $215.7 million for the six months ended June 30, 2001. Operating expenses increased $18.7 million, or 26.5% from $70.6 million during the first half of 2000 to $89.3 million during the current period.

     Core Portfolio. Revenue from the core portfolio increased $9.7 million, or 7.7%, over the prior year resulting in average monthly revenue per apartment units of $1,271. This was primarily due to strong demand and the kitchen and bath renovation program. Average economic occupancy for the core portfolio was 96.3% for the six months ended June 30, 2001 compared to 97.1% for the comparable prior year. Expenses for the core portfolio increased $3.6 million, or 7.7%, due primarily to expected increases in real estate taxes, and higher wages due to staffing at the properties.

     Acquisition/Disposition Portfolio. The acquisition properties are defined as properties acquired subsequent to December 31, 1999. Results for the six months ended June 30, 2000 reflect two acquisition properties, two residential disposition properties totaling 989 apartment units, and one retail disposition. Results for the six months ended June 30, 2001 reflect four acquisition properties totaling 1,044 apartment units and no disposition properties.

     Redevelopment Portfolio. The redevelopment properties contributed approximately 34%, or $11.1 million, of the total rental revenue increase and approximately $5.6 million of the total rental expense increase.

     Development Portfolio. One Superior Place reached stabilized occupancy in June 2000 and produced net operating income of $6.2 million for the six months ended June 30, 2001, compared to $4.4 million in the prior year period.

     Park Connecticut reached stabilized occupancy in October 2000 and produced net operating net income of $1.2 million for the current period compared to a $0.1 million net operating loss in the prior year period.

     Alban Towers delivered initial units in May 2001 and had 100 units delivered as of June 30, 2001. The project had a net operating loss of $0.3 million for the current period.

     Property Service Businesses. Income from Property Service Businesses increased $4.8 million in the first half of 2001 compared to the prior year period. Consolidated Engineering Services, Inc. and affiliates contributed an increase of $2.4 million in income during the period, which was due to both internal growth and the acquisition of six businesses during the second half of 2000 and first half of 2001. Smith Management Construction contributed $1.0 million to the increase.

     Other. Corporate general and administrative expenses were 3.3% of total revenues. The increase in total cost of $1.4 million, or 25.2%, was due primarily to a $0.8 million reserve established in connection with the Company's investment in Broadband Residential, Inc. ("BBR"), a privately owned telecommunications company. Net interest expense increased $6.5 million during the period, or 17.1%, due to financing of acquisition and development activity.

LIQUIDITY AND CAPITAL RESOURCES

     Summary. Net cash flow provided by operating activities decreased $17.2 million from $81.1 million for the six months ended June 30, 2000 to $63.9 million for the six months ended June 30, 2001, primarily due to changes in other assets related to the SRC consolidation in 2001.

     Net cash flow of $148.4 million was used by investment activities during the six months ended June 30, 2001 compared to $144.6 million during the comparable prior year period. The increase was due primarily to no acquisition activity in the first half of 2001, which was partially offset by higher development activity and capital improvements.

     Net cash flows provided by financing activities were $84.5 million for the six months ended June 30, 2001, primarily comprised of $116.9 million of net borrowings against the properties, lines of credit, and construction loans, offset by a $52.2 million cash outflow for dividends and distributions. Net cash flows provided by financing activities of $53.0 million in the comparable prior year period primarily consisted of $98.3 million of net cash inflow from borrowings less $49.9 million of dividends/distributions.

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

     Funds from Operations for the three and six months ended June 30, 2001 and 2000 are computed as follows (in thousands):

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                            June 30,
                                                 ----------------------------       ----------------------------

                                                    2001             2000               2001            2000
                                                 -----------     ------------       -----------     ------------
Net Income                                       $    29,141      $    32,026        $   55,781      $    55,628
Preferred dividends                                     (957)          (3,504)           (1,946)          (8,946)
Depreciation of rental property                       12,586           10,895            24,970           21,462
Depreciation from unconsolidated properties              345              239               668              478
Amortization of goodwill                                   -              108                 -              215
Gain on sale                                               -           (4,161)                -           (4,161)
Merger related costs                                   2,901                -             2,901                -
                                                 -----------      -----------        ----------      -----------
Funds from Operations                            $    44,106      $    35,603        $   82,374      $    64,676
                                                 ===========      ===========        ==========      ===========


Development

     As of June 30, 2001, the Company had the following properties under construction:

                              Number      Units      Initial      Estimated      Estimated     Estimated
                             Of Units   Delivered    Delivery    Completion    Stabilization      Cost
                             --------   ---------    --------    ----------    -------------   ----------
                                                                                              (in millions)
Stoneridge at
   University Center
   (Tysons/Dulles, VA)(1)       630         578     June 2000     Q3, 2001       Q4, 2001       $      66
Alban Towers
   (Washington, D.C.)(2)        226         100      May 2001     Q4, 2001       Q1, 2002              63
Park Millenium
   (Chicago, IL)                480         N/A      Q2, 2002     Q4, 2002       Q2, 2003             106
                                ---         ---                                                       ---

                              1,336         678                                                 $     235
                              =====         ===                                                 =========

(1)  The Company has a 40% ownership interest.
(2)  The Company owns substantially all of the economic interest.


Commitments

      As of June 30, 2001, the Company had executed contracts to purchase multifamily properties under construction as follows:

                                                          Estimated
                                   Number                 Purchase      Estimated
                                  of Units  Completion      Date          Cost
                                  --------  ----------   -----------  ------------
                                                                      (in millions)
     Ballston Place                383      April 2001   August 2001    $   54
        (Rosslyn/Ballston, VA)

     This contract is contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. As of June 30, 2001, the Company had posted a $10.9 million letter-of-credit in accordance with the contract to be drawn only if the Company defaults on its contractual obligation to purchase the completed asset.

     Several other acquisition and development projects are being pursued by the Company. As of June 30, 2001, the capitalized development costs related to probable development projects totaled $7.5 million. The Company anticipates meeting funding requirements for acquisitions and development, including the repositioning program, through draws on its lines of credit, long-term borrowings, asset sales and public or private issuances of equity, including Operating Partnership unit exchanges.

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

     In July 2001, the $33.6 million Mirador mortgage matured. The loan was paid off through a draw on the Company's line of credit. Also, the Company repaid the $11.8 million Bennington mortgage and the $32.0 million Stonegate mortgage through draws on its lines of credit and paid prepayment penalties totaling $0.4 million.

     As a result of the proposed merger with Archstone Communities, the Company obtained a $100 million loan from Archstone in order to avoid encumbering additional assets and to avoid incurring third party financing fees. Proceeds were used to pay down the Company's lines of credit. The loan matures on the earlier of the completion of the merger or 180 days after the merger agreement is terminated. The Company will pay a minimum interest rate equal to LIBOR plus 100 basis points until 60 days after the termination of the merger agreement, if applicable, and thereafter will pay interest at LIBOR plus 200 basis points. The loan is unsecured but may become secured at Archstone's option upon an event of default. The loan may be prepaid at anytime in whole or in part.

     As of June 30, 2001, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.0%, as follows:

                                         Dollars in       % of
                                          Thousands       Total
                                          ---------       -----
        Fixed Rate Debt:
             Mortgages                   $ 1,107,538       82.6%
        Variable Rate Debt:
            $300M Line of Credit             139,000       10.4%
            $100M Line of Credit              64,000        4.8%
            $50M Line of Credit                    -        0.0%
            Construction Loans                30,046        2.2%
                                          ----------      ------
                                          $1,340,584      100.0%
                                          ==========      ======

     As of June 30, 2001, the Company had $121.0 million of unused borrowing capacity on lines of credit and construction loans. (Unused borrowing capacity includes $24.8 million from the $300 million line, which reflects the borrowing capacity currently available under the line of $163.8 million, less $139.0 million used at June 30, 2001.) Amounts outstanding under lines of credit average $180.1 million for the six months ended June 30, 2001 compared to $117.8 million for the six months ended June 30, 2000.

     As of June 30, 2001, the Company's Debt to Total Market Capitalization Ratio was 37.6% (based on 25.3 million common shares, 4.9 million convertible preferred shares, and 13.1 million partnership units outstanding at a common stock price of $50.15, and $50 million of perpetual preferred stock) versus 37.3% as of December 31, 2000 and 39.5% as of June 30, 2000.

     The Company's Interest Coverage Ratio, excluding gains on sales and extraordinary items, for the six months ended June 30, 2001 was 3.10 to 1 compared to 3.10 to 1 for the comparable prior year period.

Equity

     In May 2001, CES acquired Trimech Corporation of Pompton Plains, New Jersey. The purchase price of $3.2 million consisted of 37,232 shares of common stock (purchased by CES from the Company) and cash. CES funded the transaction through the Operating Partnership in exchange for a promissory note.

     In June 2001, 3,600,000 Series H Cumulative Convertible Redeemable Preferred Units were converted into 2,337,662 common units.

Capital Expenditures

     For the six months ended June 30, 2001, total capital improvements were $70.5 million, of which $21.0 million were for the core portfolio ($1,176 per unit). Approximately 55% of the capital expenditures on the core portfolio in 2001 are considered by management to be non-recurring, repositioning improvements. Management considers such improvements as one-time, non-recurring capital expenditures, which significantly enhance the asset. Certain repositioning improvements directly result in higher revenues. For example, the Company renovated approximately 800 kitchens and baths during the first quarter of 2001 based solely on the ability to charge and obtain a rent premium. The remaining 45% of the capital expenditures on the core portfolio indirectly influence the Company's ability to generate revenues and are considered more recurring in nature and less discretionary. For example, periodic replacement is expected for items such as appliances and HVAC equipment. However, the Company does not generate additional revenue from these improvements and has little discretion as to whether or not they are made. A summary of core capital expenditures for the period follows:

                                         Total $       Average $
                                          Spent           Per
                                     (In Thousands)    Core Unit
                                     --------------    ---------

       Expenditure Type

       Kitchen/Bath                    $   9,548        $  535
       Washer/Dryer                          203            11
       Other (1)                           1,815           102
                                       ---------        ------
          Core Repositioning              11,566           648
       Recurring Improvements              9,409           528
                                       ---------        ------

       Total Capital Expenditures

         -Core Portfolio               $  20,975       $ 1,176
                                       =========       =======



(1) Primarily represents carryover repositioning improvements which were identified and/or begun upon acquisition of the property.

                                     PART II

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          On May 17, 2001, the Company issued 37,232 unregistered shares of Class A Common Stock of the Company for $1,700,013 or $45.66 per share, CES pursuant to a Common Stock Purchase Agreement between CES and the Company dated May 17, 2001. CES subsequently transferred these shares in exchange for shares of Trimech Corporation, a New Jersey corporation, in a cash and securities acquisition of a 100% interest in that corporation.

          The Company believes that the shares described above were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D.

          Following the above transaction, the Company contributed the net proceeds from the issuance of Common Stock to the Operating Partnership in exchange for 37,232 Common Units.

Item 3.   Defaults on Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits:
              None

          b)  Reports on Form 8-K:

              The Company filed a Form 8-K on May 9, 2001, announcing the execution of an Agreement of Merger with Archstone Communities Trust of Denver, Colorado. On June 19 the Company filed additional Form 8-K providing information concerning this proposed merger, including copies of the Agreement of Merger and ancillary documents, and unaudited pro forma financial statements for the resulting entity, to be known as the Archstone-Smith Trust.

              The Company filed a Form 8-K on August 7, 2001, announcing the purchase of Harbour House on October 25, 2000 for a purchase price of $94.3 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                      By: Charles E. Smith Residential Realty, Inc., its

                            General Partner

August 14, 2001       By:     /s/   W. D. Minami
                              ----------------------------------------------
                              W. D. Minami
                              President
                              Charles E. Smith Residential Realty, Inc.
                              (on behalf of the Registrant)

                      By:     /s/  Steven E. Gulley
                              ---------------------------------------------
                              Steven E. Gulley
                              Chief Accounting Officer and
                              Principal Financial Officer
                              Charles E. Smith Residential Realty, Inc.